Form 10-Q
period 2018-03-31
Tiberius Acquisition Corp
filed 2018-05-08
CIK 1662253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38422

TIBERIUS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0824240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3601 N Interstate 10 Service Rd W
Metairie, LA	70002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 881-1060

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller	Smaller reporting company	☐
	reporting company)	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 8, 2018, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”).

MATLIN & PARTNERS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIBERIUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Current assets:
Cash	$1,254,207	$5,347
Prepaid expenses	38,396	12,500
Other current assets	157,725	-
Total current assets	1,450,328	17,847
Deferred offering costs	-	223,020
Investments and cash held in trust account	174,306,636	-
Total assets	$175,756,964	$240,867

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$276,598	$30,534
Due to sponsor	74,540	-
Note payable	250,000	204,563
Total current liabilities	601,138	235,097
Sponsor loan payable	1,725,000	-
Deferred underwriting commissions	7,350,000	-
Total liabilities	9,676,138	235,097

Commitments and Contingencies:
Common stock subject to possible redemption; $0.0001 par value; 15,945,041 shares (at redemption value of $10.10 per share) as of March 31, 2018	161,080,825	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,617,459 shares issued and outstanding (excluding 15,945,041 shares subject to possible redemption) as of March 31, 2018 and 4,312,500 issued and outstanding as of December 31, 2017	562	431
Additional paid-in-capital	5,006,283	24,569
Accumulated deficit	(6,844)	(19,230)
Total stockholders' equity	5,000,001	5,770
Total liabilities and stockholders' equity	$175,756,964	$240,867

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)
	Three months ended March 31,
	2018	2017

General and administrative expenses	$(69,250)	$(12,500)
Loss from operations	(69,250)	(12,500)
Interest income	78,480	-
Unrealized gains on marketable securities	3,156	-
Net income (loss)	$12,386	$(12,500)

Weighted average number of shares outstanding:
Basic and diluted	4,458,273	4,312,500

Loss available to common shares:
Basic and diluted	$(0.01)	$(0.00)

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 Three Months Ended March 31, 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	4,312,500	$431	$24,569	$(19,230)	$5,770
Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,945,041)	(1,594)	(161,079,231)	-	(161,080,825)
Net income	-	-	-	12,386	12,386
Balance at March 31, 2018	5,617,459	$562	$5,006,283	$(6,844)	$5,000,001

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Month Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$12,386	$(12,500)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Interest earned in Trust Account	(78,480)	-
Unrealized gains on marketable securities held in Trust Account	(3,156)	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	(183,621)	12,500
Changes in accounts payable and accrued expenses	194,339	-
Net cash used by operating activities	(58,532)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(174,225,000)	-
Net cash used by investing activities	(174,225,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock to public	169,500,000	-
Proceeds from Sponsor Loan	1,725,000	-
Proceeds from sale of Private Placement Warrants	4,500,000	-
Note payable borrowings	45,437	-
Advance from Sponsor	74,540	-
Payment of offering costs	(312,585)	-
Net cash provided by financing activities	175,532,392	-

Increase in cash	1,248,860	-
Cash at beginning of period	5,347	25,000
Cash at end of period	$1,254,207	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$51,725	$5,000
Deferred underwriting commissions	$7,350,000	$-
Initial value of common shares subject to possible redemption	$161,033,395	$-
Change in value of common shares subject to possible redemption	$47,430	$-

See accompanying notes to condensed financial statements.

 Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Tiberius Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on November 18, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Business Combination’’). While it may pursue an acquisition opportunity in any business industry or sector and in any geographic region, the Company expects to focus on the U.S. based middle-market insurance sector. The Company has not selected any specific business combination target.

The period from November 18, 2015 (inception) through March 20, 2018 related to the Company’s formation and its public offering (“Public Offering”) described below, and since the Public Offering, the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

The registration statement for the Company’s Public Offering was declared effective on March 15, 2018. On March 20, 2018, the Company consummated the Public Offering of 15,000,000 units (“Units” and, with respect to the Common Stock included in the Units being offered, the “Public Shares”) generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Public Offering, the Company consummated the sale of 4,500,000 warrants at a price of $1.00 per warrant (“Placement Warrants”) in a private placement to Lagniappe Ventures, LLC (the “Sponsor”) generating gross proceeds of $4,500,000, which is described in Note 4.

Simultaneously with the closing of the Public Offering, the Company received a loan from the Sponsor in the amount of $1,500,000, which is described in Note 4.

Following the closing of the Public Offering on March 20, 2018, an amount of $151,500,000 ($10.10 per Unit) from the net proceeds of the Public Offering, Placement Warrants, and Sponsor Loan was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

On March 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,250,000 Units at $10.00 per Unit, and the Company received a loan from the Sponsor in the amount of $225,000. Following the closing, an additional $22,725,000 of net proceeds was placed in the Trust Account..

Transaction costs amounted to $10,937,331, consisting of $3,000,000 of underwriting fees, $7,350,000 of deferred underwriting fees and $587,331 of Public Offering costs. In addition, $1,278,124 of cash was held outside of the Trust Account was available for working capital purposes immediately following the Public Offering.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business (discussed below). As used herein, ‘‘Target Business’’ must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with the Company’s initial Business Combination in accordance NASDAQ listing rules. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business dayspriorto commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares inan amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, our initial stockholders, officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares ifthe Companyfails to complete our initial Business Combination within 24 months (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold ifthe Companyfails to complete our Business Combination within the prescribed time frame). Ifthe Companysubmits our initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of our initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.10 per public common share ($174,225,000 held in the Trust Account divided by 17,250,000 public common shares).

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act) will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the shares sold in the Public Offering (‘‘Excess Shares’’). However, the Company would not be restricting the stockholders’ ability to vote all of their shares (including Excess Shares) for or against a Business Combination.

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The sponsor has entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

In the event of such distribution, it is possible that the per share value of the Trust Account remaining available for distribution will be less than the public offering price per Unit in the Proposed Offering. In order to protect the amounts held in the Trust Account, the Company’s Chairman and Chief Executive Officer has agreed that he will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.10 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Chairman and Chief Executive Officer will not be responsible to the extent of any liability for such third party claims.

The Trust Account
The proceeds held in the Trust account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released to us until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any shares of common stock included in the Units sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of common stock if it does not complete the initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The unaudited interim condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (‘‘SEC’’), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC dated February 20, 2018 and with the audited balance sheet included with the Form 8-K filed by the Company with the SEC on March 20, 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and shares is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	March 31,
	2018	2017
Net income (loss)	$12,386	$(12,500)
Less: Income attributable to common stock subject to possible redemption	(35,916)	-
Net loss available to common shares	$(23,530)	$(12,500)

Basic and diluted weighted average number of shares	4,458,273	4,312,500

Basic and diluted loss available to common shares	$(0.01)	$(0.00)

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents:

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, and the Sponsor Loan totaling $174,225,000, of which $174,217,714 were invested in United States treasury obligations with original maturities of six months or less. The remaining $7,286 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination.

Common stock subject to possible redemption:

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Cost

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Bulletin 5A – “Expenses of Offering.” Offering costs were $10,937,331 (including underwriting commission of $3,000,000 and deferred underwriting commissions of $7,350,000), consisting principally of costs incurred in connection with preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering.

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Use of Estimates:

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

The Company complies with the accounting and reporting requirements of FASB ASC 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal,

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended March 31, 2018 and 2017. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

Recent Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 8, 2018, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 17,250,000 units at a price of $10.00 per unit (the ‘‘Units’’), including the underwriter over-allotment of 2,250,000 units. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 17,250,000 public units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 4— RELATED PARTY TRANSACTIONS

Founder Shares

In December 2015, the Sponsor purchased 4,312,500 shares of common stock (the ‘‘Founder Shares’’) for $25,000, or approximately $0.006 per share. In December 2017, the Sponsor transferred 15,000 Founder Shares to each of the Company’s independent director nominees. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

The Company’s initial stockholders’ have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’). If subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities, or other property, the Founder Shares will be released from the lock-up.

Placement Warrants

The Sponsor purchased from the Company an aggregate of 4,500,000 warrants at a price of $1.00 per warrant (a purchase price of $4,500,000), in a private placement that occurred simultaneously with the completion of the Public Offering. Each Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Placement Warrants (including the common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Related Party Loans

As of March 31, 2018, the Company’s Sponsor loaned the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ‘‘Note’’) to cover expenses related to this Public Offering. This loan is non-interest bearing and payable on the earlier of June 30, 2018 or the completion of the Public Offering. A balance of $250,000 was outstanding under this agreement at March 31, 2018. Additionally, the Company’s Sponsor has paid, on behalf of the Company, a total of $69,540 for costs related to the Public Offering in excess of the Note, which is due on demand and will be repaid out of working capital.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS − (continued)

Our Sponsor has extended a loan to the Company in the amount of $1,725,000, inclusive of $225,000 as a result of the exercise of the underwriter’s over-allotment option, which is non-interest bearing and will which will become due upon the completion of a Business Combination. In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans (including the loan from our Sponsor) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants discussed above, though the Sponsor loan warrants would be identical to the public warrants, except that they would not be redeemable by the Company and would be exercisable on a cashless basis. Other than the currently existing loan from our Sponsor, the terms of such loans by the Company’s Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The Company will pay its Chief Investment Officer $12,500 per month until the earlier of our liquidation or the consummation of our initial Business Combination.

The Company has entered into an Administrative Services Agreement pursuant to which it will pay our Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At March 31, 2018, The Company’s Trust Account consisted of $7,430 of cash and $174,299,206 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$174,299,206	$174,299,206	$-	$-
Total	$174,299,206	$174,299,206	$-	$-

NOTE 7 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2018, there were 5,617,459 shares of common stock issued and outstanding (excluding 15,945,041 shares of common stock subject to redemption). At December 31, 2017, there were 4,312,500 shares of common stock issued and outstanding. This number included an aggregate of up to 562,500 Founder Shares subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

Warrants

The warrants will become exercisable on the later of (a) 30 days after the completion of our initial Business Combination, and (b) 12 months from the closing of the Public Offering; provided in each case that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company did not register the shares of common stock issuable upon exercise of the warrants. However, the Company has agreed that as soon as practicable, but in no event later than thirty (30) days after the closing of our initial Business Combination, we will use our best efforts to file with the SEC and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the trust account. Once the warrants become exercisable, we may redeem the outstanding warrants (except as described herein with respect to the private placement warrants or sponsor loan warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and

•
if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

We will not redeem the warrants unless a registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period.

If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a ‘‘cashless basis.’’ In determining whether to require all holders to exercise their warrants on a ‘‘cashless basis,’’ our management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of our warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the ‘‘fair market value’’ (defined below) by (y) the fair market value. The ‘‘fair market value’’ shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

None of the private placement warrants or sponsor loan warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Public Offering, excluding any amounts raised pursuant to the over-allotment option, or $3,000,000. In addition, the Underwriter is entitled to aggregate deferred underwriting discount of $7,350,000 consisting of (i) four percent (4%) of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the over-allotment option, and (ii) six percent (6%) of the gross proceeds of the Units sold in the Public Offering pursuant to the over-allotment option. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. The Deferred Discount will be waived by the underwriters if the Company fails to complete a Business Combination and liquidates.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES − (continued)

Registration Rights

Pursuant to a registration rights agreement entered into on March 15, 2018, the holders Company’s initial stockholders, holders of the Private Placement Warrants and holders of any warrants issued to the sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to registration rights. The Company’s Sponsor, holders of the Private Placement Warrants and holders of any warrants issued to the Sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

Forward Purchase Contracts

An anchor investor has committed, pursuant to a forward purchase contract with the Company, to purchase, in a private placement for gross proceeds of $15,000,000 to occur concurrently with the consummation of its initial Business Combination, 1,500,000 of the Company’s units at $10.00 per unit, and 300,000 shares of Common Stock (which will have the same terms as the Founder Shares described herein, except that they shall be for no additional consideration). The funds from the sale of units will be used as part of the consideration to the sellers in the initial Business Combination or for the combined company’s working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides the Company with a minimum funding level for the initial Business Combination or future working capital needs.

Co-anchor investors have also committed, pursuant to forward purchase contracts with the Company, to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of its initial Business Combination, 1,000,000 shares of Common Stock at a purchase price of $10.00 per share and 100,000 additional shares of Common Stock; these additional shares shall have the same terms as the Founder Shares, except that they shall be for no additional consideration. The funds from the sale of such shares will be used as part of the consideration to the sellers in the initial Business Combination or for the combined company’s working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides the Company with a minimum funding level for the initial Business Combination or future working capital needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the "Company," "us," “our” or "we" refer Tiberius Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on November 18, 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the Private Placement of warrants that occurred simultaneously with the consummation of the Public Offering, the forward purchase contracts, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

☐	may significantly dilute the equity interest of investors in the Public Offering;

☐	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

☐
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

☐	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

☐	may adversely affect prevailing market prices for our units, common stock and/or warrants. Similarly, if we issue debt securities, it could result in:

☐	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

☐
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

☐	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

☐	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

☐	our inability to pay dividends on our common stock;

☐
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

☐	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

☐	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

☐
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2018, we had $1,254,207 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2018, we had a net income of $12,386. Our entire activity through March 31, 2018, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on March 20, 2018, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $319,540 of loans and advances by the Sponsor.

On March 20, 2018, we consummated our Public Offering in which we sold 15,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $150,000,000 before underwriting fees and expenses. The Sponsor purchased 4,500,000 Placement Warrants at a price of $1.00 per Placement Warrant in a Private Placement that occurred simultaneously with the Public Offering. The Sponsor provided a loan in the amount of $1,500,000 that occurred simultaneously with the Public Offering.

On March 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per Unit, and the Company received a loan from the Sponsor in the amount of $225,000.

In connection with the Public Offering, we incurred offering costs of $10,937,331 (including an underwriting fee of $3,000,000 and deferred underwriting commissions of $7,350,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. A total of $174,225,000 of the net proceeds from the Public Offering, the Private Placement, and the Sponsor Loan were deposited in the Trust Account established for the benefit of our public stockholders.

As of March 31, 2018, we have available to us $1,254,207 of cash on our balance sheet. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.. As of March 31, 2018, we also had $78,480 in interest income available from our investments in our Trust Account to pay for our tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (including accrued interest, if any). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans (which may include the Sponsor Loan) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Except for the Sponsor Loan warrants, which would be identical to the Placement Warrants except that they will be non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees, the warrants issued upon conversion of such loans would be identical to the Placement Warrants. Except with respect to the Sponsor Loan, no written agreements currently exist with respect to such loans.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations through March 20, 2020. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At March 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Underwriter was paid a cash underwriting fee of 2% of gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, or $3,000,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $7,350,000 consisting of (i) 4% of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) 6% of the gross proceeds of the Units sold in the Public Offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Gain (Loss) Per Common Share

 Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	March 31,
	2018	2017
Net income (loss)	$12,386	$(12,500)
Less: Income attributable to common stock subject to possible redemption	(35,916)	-
Net loss available to common shares	$(23,530)	$(12,500)

Basic and diluted weighted average number of shares	4,458,273	4,312,500

Basic and diluted loss available to common shares	$(0.01)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Bulletin 5A – “Expenses of Offering.” Offering costs were $10,937,331 (including underwriting commission of $3,000,000 and deferred underwriting commissions of $7,350,000), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended March 31, 2018 and 2017. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2018, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on November 18, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering, the sale of the Private Placement Warrants, and the proceeds of the Sponsor Loan held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 16, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 4,500,000 warrants at a price of $1.00 per warrant (a purchase price of $4,500,000), in a private placement that occurred simultaneously with the completion of the Public Offering. Each Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Placement Warrants (including the common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the initial Public Offering. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the initial Public Offering and have no net cash settlement provisions.

Use of Proceeds from the Public Offering

On March 20, 2018, the Company consummated its Public Offering in which it sold 15,000,000 Units, with each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $11.50 per share. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $150,000,000.

On March 28, 2018, the Company consummated the sale of an additional 2,250,000 Units, with each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $11.50 per share, pursuant to the underwriters’ over-allotment exercise. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $22,500,000.

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-223098). The SEC declared the registration statement effective on March 15, 2018.

In connection with the Public Offering, the Company incurred offering costs of $10,937,331 (including an underwriting fee of $3,000,000 and deferred underwriting commissions of $7,350,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $319,540 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of June 30, 2018 or the completion of the Public Offering.

After deducting the underwriting fee (excluding the deferred underwriting commission of $7,350,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $175,497,777 of which $174,225,000 (or $10.10 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,272,777 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of March 31, 2018, cash held outside the Trust Account was $1,254,207. The net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

1.1	Underwriting Agreement, dated March 15, 2018, by and among the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated March 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated March 15, 2018, by and among the Company, its officers, directors and Lagniappe Ventures LLC. (1)

10.2	Investment Management Trust Agreement, March 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated March 15, 2018, by and between the Company, Lagniappe Ventures LLC and the holders party thereto. (1)

10.4	Administrative Services Agreement, dated March 15, 2018, by and between the Company and Lagniappe Ventures LLC. (1)

10.5	Sponsor Promissory Note, dated March 20, 2018 (1)

10.6	Sponsor Promissory Note, dated March 28, 2018 (2)

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

(1) Incorporated by reference to our Current Report on Form 8-K filed on March 21, 2018.

(2) Incorporated by reference to our Current Report on Form 8-K filed on April 3, 2018.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBERIUS ACQUISITION CORPORATION

Dated: May 8, 2018	/s/ Michael T. Gray
Name: Michael T. Gray

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: May 8, 2018	/s/ Bryce Quin
Name: Bryce Quin

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)