Form 10-Q
period 2018-06-30
Tiberius Acquisition Corp
filed 2018-07-30
CIK 1662253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2018, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”).

TIBERIUS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIBERIUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Current assets:
Cash	$541,428	$5,347
Prepaid expenses	196,085	12,500
Other current assets	-	-
Total current assets	737,513	17,847
Deferred offering costs	-	223,020
Investments and cash held in trust account	175,095,278	-
Total assets	$175,832,791	$240,867

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$91,825	$30,534
Income tax payable	120,500	-
Due to sponsor	5,000	-
Note payable	-	204,563
Total current liabilities	217,325	235,097
Sponsor loan payable	1,725,000	-
Deferred underwriting commissions	7,350,000	-
Total liabilities	9,292,325	235,097

Commitments and Contingencies:
Common stock subject to possible redemption; $0.0001 par value; 15,933,362 shares (at redemption value of $10.14 per share) as of June 30, 2018	161,540,465	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,629,138 shares issued and outstanding (excluding 15,933,362 shares subject to possible redemption) as of June 30, 2018 and 4,312,500 issued and outstanding as of December 31, 2017	563	431
Additional paid-in-capital	4,546,641	24,569
Retained earnings (Accumulated deficit)	452,797	(19,230)
Total stockholders' equity	5,000,001	5,770
Total liabilities and stockholders' equity	$175,832,791	$240,867

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

General and administrative expenses	$(208,502)	$(1,586)	$(277,751)	$(14,086)
Loss from operations	(208,502)	(1,586)	(277,751)	(14,086)
Interest income	782,064	-	860,543	-
Unrealized gains on marketable securities	6,579	-	9,735	-
Net income before taxes	580,141	(1,586)	592,527	(14.086)
Income tax expense	120,500	-	120,500	-
Net income (loss)	$459,641	$(1,586)	$472,027	$(14,086)

Weighted average number of shares outstanding:
Basic and diluted	5,617,459	4,312,500	5,041,068	4,312,500

Loss available to common shares:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	4,312,500	$431	$24,569	$(19,230)	$5,770
Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,933,362)	(1,593)	(161,538,873)	-	(161,540,466)
Net income	-	-	-	472,027	472,027
Balance at June 30, 2018	5,629,138	$563	$4,546,641	$452,797	$5,000,001

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$472,027	$(14,086)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Interest earned in Trust Account	(860,543)	-
Unrealized gains on marketable securities held in Trust Account	(9,735)	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	(183,585)	-
Changes in accounts payable and accrued expenses	181,791	-
Net cash used by operating activities	(400,045)	(14,086)

Cash flows from investing activities:
Cash deposited in Trust Account	(174,225,000)	-
Net cash used by investing activities	(174,225,000)	-

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	169,500,000	-
Proceeds from Sponsor Loan	1,725,000	-
Proceeds from sale of Private Placement Warrants	4,500,000	-
Note payable borrowings	45,437	12,500
Repayment of Note payable borrowings	(250,000)	-
Advance from Sponsor	74,540	-
Repayment of Advance from Sponsor	(69,540)	-
Payment of offering costs	(364,311)	(5,000)
Net cash provided (used) by financing activities	175,161,126	(7,500)

Increase (decrease) in cash	536,081	(6,586)
Cash at beginning of period	5,347	25,000
Cash at end of period	$541,428	$18,414

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$7,350,000	$-
Initial value of common shares subject to possible redemption	$161,033,395	$-
Change in value of common shares subject to possible redemption	$507,070	$-

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

The period from November 18, 2015 (inception) through June 30, 2018 related to the Company’s formation and its public offering (“Public Offering”) described below, and since the Public Offering, the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

The registration statement for the Company’s Public Offering was declared effective on March 15, 2018. On March 20, 2018, the Company consummated the Public Offering of 15,000,000 units (“Units” and, with respect to the Common Stock included in the Units being offered, the “Public Shares”) generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Public Offering, the Company consummated the sale of 4,500,000 warrants at a price of $1.00 per warrant (“Placement Warrants”) in a private placement to Lagniappe Ventures LLC (the “Sponsor”) generating gross proceeds of $4,500,000, which is described in Note 4.

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

On March 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,250,000 Units at $10.00 per Unit, and the Company received a loan from the Sponsor in the amount of $225,000. Following the closing, an additional $22,725,000 of net proceeds was placed in the Trust Account.

Transaction costs amounted to $10,937,331, consisting of $3,000,000 of underwriting fees, $7,350,000 of deferred underwriting fees and $587,331 of Public Offering costs. In addition, $1,278,124 of cash was held outside of the Trust Account was available for working capital purposes immediately following the Public Offering.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business (discussed below). As used herein, ‘‘Target Business’’ must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination in accordance NASDAQ listing rules. There is no assurance that the Company will be able to successfully effect a Business Combination.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, the Company’s initial stockholders, officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial Business Combination within 24 months (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete an Business Combination within the prescribed time frame). If the Company submits an initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of an initial Business Combination.

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

The Trust Account

The proceeds held in the Trust account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described above.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The unaudited interim condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (‘‘SEC’’), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not indicative of results for a full year.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with FASB ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and shares is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended, June 30,		Six months ended, June 30,
	2018	2017	2018	2017
Net income (loss)	$459,641	$(1,586)	$472,027	(14,086)
Less: Income attributable to common stock subject to possible redemption	(538,102)	-	(613,506)	-
Net loss available to common shares	$(78,461)	$(1,586)	$(141,479)	$(14,086)

Basic and diluted weighted average number of shares	5,617,459	4,312,500	5,041,068	4,312,500

Basic and diluted loss available to common shares	$(0.01)	$(0.00)	$(0.03)	$(0.00)

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

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, and the Sponsor Loan totaling $174,225,000, of which $175,087,846 were invested in United States treasury obligations with original maturities of six months or less. The remaining $7,432 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

Common stock subject to possible redemption:

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended June 30, 2018 and 2017. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 17,250,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,250,000 units. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 17,250,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

Related Party Loans

The Company’s Sponsor loaned the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ‘‘Note’’) to cover expenses related to this Public Offering. This loan was repaid during the quarter ended June 30, 2018. Additionally, the Company’s Sponsor paid, on behalf of the Company, a total of $69,540 for costs related to the Public Offering in excess of the Note, which was repaid out of working capital during the quarter ended June 30, 2018.

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

Commencing March 2018, the Company agreed to pay its Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination. The Company paid a total of $37,500 during the quarter ended June 30, 2018. In addition, an amount of $6,250 is included in Accounts payable and accrued expenses as of June 30, 2018.

In March 2018, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company paid a total of $30,000 pursuant to this agreement during the quarter ended June 30, 2018. In addition, an amount of $5,000 is included in Due to Sponsor as of June 30, 2018.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At June 30, 2018, The Company’s Trust Account consisted of $7,432 of cash and $175,087,846 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$175,087,846	$175,087,846	$-	$-
Total	$175,087,846	$175,087,846	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2018, there were 5,629,138 shares of common stock issued and outstanding (excluding 15,933,362 shares of common stock subject to redemption). At December 31, 2017, there were 4,312,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

Warrants

The warrants will become exercisable on the later of (a) 30 days after the completion of our initial Business Combination, and (b) 12 months from the closing of the Public Offering; provided in each case that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company did not register the shares of common stock issuable upon exercise of the warrants. However, the Company has agreed that as soon as practicable, but in no event later than thirty (30) days after the closing of an initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants or sponsor loan warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption, refered to as the 30-day redemption period; and

•
if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period.

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a ‘‘cashless basis.’’ In determining whether to require all holders to exercise their warrants on a ‘‘cashless basis,’’ its management will consider, among other factors, cash position, the number of warrants that are outstanding and the dilutive effect on stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the ‘‘fair market value’’ (defined below) by (y) the fair market value. The ‘‘fair market value’’ shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

None of the private placement warrants or sponsor loan warrants will be redeemable by the Company so long as they are held by the Company’s sponsor or its permitted transferees.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES − (continued)

Registration Rights

Pursuant to a registration rights agreement entered into on March 15, 2018, the holders of the Company’s Founder Shares, holders of the Private Placement Warrants and holders of any warrants issued to the sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to registration rights. The Company’s Sponsor, holders of the Private Placement Warrants and holders of any warrants issued to the Sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

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

As indicated in the accompanying financial statements, at June 30, 2018, we had $541,428 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity through June 30, 2018, consisted of formation and preparation for the Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an initial Business Combination.

For the three and six months ended June 30, 2018, we had net income of $459,641 and $472,027, which consists of operating costs of $208,502 and $277,751 and a provision for income taxes of $120,500 and $120,500, offset by interest income of $782,064 and $860,543 and an unrealized gain on marketable securities held in our Trust Account of $6,579 and $9,735.

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

In connection with the Public Offering, we incurred offering costs of $10,937,331 (including an underwriting fee of $3,000,000 and deferred underwriting commissions of $7,350,000). Other incurred offering costs consisted principally of preparation fees related to the Public Offering. A total of $174,225,000 of the net proceeds from the Public Offering, the Private Placement, and the Sponsor Loan were deposited in the Trust Account established for the benefit of our public stockholders.

As of June 30, 2018, we have available to us $541,428 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of June 30, 2018, we also had $860,543 in interest income available from our investments in our Trust Account to pay for our tax obligations.

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

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations through July 31, 2019. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2018, our efforts have been limited to organizational activities, activities relating to our Public Offering (which consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on November 18, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

$174,225,000 of the net proceeds of the Public Offering, the sale of the Private Placement Warrants, and the proceeds of the Sponsor Loan held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Use of Proceeds from the Public Offering

$174,225,000 (or $10.10 per Unit sold in the Public Offering) of the net proceeds from the Public Offering, the Private Placement and proceeds of the Sponsor Loan was placed in the Trust Account. Approximately $1,272,777 of such proceeds was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of June 30, 2018, cash held outside the Trust Account was $541,428. The net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Public Offering, the Company incurred offering costs of $10,937,331 (including an underwriting fee of $3,000,000 and deferred underwriting commissions of $7,350,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $319,540 in loans and advances to the Company. The loans and advances were repaid during the quarter ended June 30, 2018.

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

TIBERIUS ACQUISITION CORPORATION

Dated: July 30, 2018	/s/ Michael T. Gray
Name: Michael T. Gray

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: July 30, 2018	/s/ Bryce Quin
Name: Bryce Quin

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)