Form 10-Q
period 2018-09-30
Tiberius Acquisition Corp
filed 2018-11-01
CIK 1662253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 1, 2018, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”).

TIBERIUS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIBERIUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Current assets:
Cash	$445,385	$5,347
Prepaid expenses	153,325	12,500
Total current assets	598,710	17,847
Deferred offering costs	-	223,020
Investments and cash held in trust account	175,909,073	-
Total assets	$176,507,783	$240,867

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$134,612	$30,534
Income tax payable	253,000	-
Due to sponsor	5,000	-
Note payable	-	204,563
Total current liabilities	392,612	235,097
Sponsor loan payable	1,725,000	-
Deferred underwriting commissions	7,350,000	-
Total liabilities	9,467,612	235,097

Commitments and Contingencies:
Common stock subject to possible redemption; $0.0001 par value; 15,924,510 shares (at redemption value of approximately $10.18 per share) as of September 30, 2018	162,040,170	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,637,990 shares issued and outstanding (excluding 15,924,510 shares subject to possible redemption) as of September 30, 2018 and 4,312,500 issued and outstanding as of December 31, 2017	564	431
Additional paid-in-capital	4,046,936	24,569
Retained earnings (Accumulated deficit)	952,501	(19,230
Total stockholders' equity	5,000,001	5,770)
Total liabilities and stockholders' equity	$176,507,783	$240,867

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

General and administrative expenses	$(181,591)	$(264)	$(459,342)	$(14,349)
Loss from operations	(181,591)	(264)	(459,342)	(14,349)
Interest income	867,843	-	1,728,386	-
Unrealized (losses) on marketable securities	(54,048)	-	(44,313)	-
Net income before taxes	632,204	(264)	1,224,731	(14,349)
Income tax expense	132,500	-	253,000	-
Net income (loss)	$499,704	$(264)	$971,731	$(14,349)

Weighted average number of shares outstanding:
Basic and diluted (1)	5,629,138	4,312,500	5,239,246	4,312,500

Loss available to common shares:
Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

(1)	Excludes an aggregate of up to 15,924,510 shares subject to redemption at September 30, 2018.

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	4,312,500	$431	$24,569	$(19,230)	$5,770
Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,924,510)	(1,592)	(162,038,578)	-	(162,040,170)
Net income	-	-	-	971,731	971,731
Balance at September 30, 2018	5,637,990	$564	$4,046,936	$952,501	$5,000,001

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$971,731	$(14,349)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Interest earned in Trust Account	(1,728,386)	-
Unrealized losses on marketable securities held in Trust Account	44,313	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	(140,825)	-
Changes in accounts payable and accrued expenses	104,079	-
Changes in income taxes payable	253,000	-
Net cash used by operating activities	(496,088)	(14,349)

Cash flows from investing activities:
Cash deposited in Trust Account	(174,225,000)	-
Net cash used by investing activities	(174,225,000)	-

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	169,500,000	-
Proceeds from Sponsor Loan	1,725,000	-
Proceeds from sale of Private Placement Warrants	4,500,000	-
Note payable borrowings	45,437	12,500
Repayment of Note payable borrowings	(250,000)	-
Advance from Sponsor	74,540	-
Repayment of Advance from Sponsor	(69,540)	-
Payment of offering costs	(364,311)	(5,000)
Net cash provided (used) by financing activities	175,161,126	7,500

Increase (decrease) in cash	440,038	(6,849)
Cash at beginning of period	5,347	25,000
Cash at end of period	$445,385	$18,151
Cash paid for taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting commissions	$7,350,000	$-
Initial value of common shares subject to possible redemption	$161,033,395	$-
Change in value of common shares subject to possible redemption	$1,006,775	$-

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

The period from November 18, 2015 (inception) through September 30, 2018 related to the Company’s formation and its public offering (“Public Offering”) described below, and since the Public Offering, the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

The registration statement for the Company’s Public Offering was declared effective on March 15, 2018. On March 20, 2018, the Company consummated the Public Offering of 15,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Public Offering, the Company consummated the sale of 4,500,000 warrants at a price of $1.00 per warrant (“Placement Warrants”) in a private placement to Lagniappe Ventures LLC (the “Sponsor”) generating gross proceeds of $4,500,000 (“Private Placement”), which is described in Note 4.

Simultaneously with the closing of the Public Offering, the Company received a loan from the Sponsor in the amount of $1,500,000 (“Sponsor Loan”), which is described in Note 4.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, the Company’s initial stockholders, officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial Business Combination within 24 months (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete an Business Combination within the prescribed time frame). If the Company submits an initial Business Combination to its public stockholders for a vote, the Company’s initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of an initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Accounting Standards Codification (‘‘ASC’’) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.10 per public share ($174,225,000 held in the Trust Account divided by 17,250,000 public common shares).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (‘‘SEC’’), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC dated March 16, 2018 and with the audited balance sheet included with the Form 8-K filed by the Company with the SEC on March 21, 2018.

Liquidity

As of September 30, 2018, the Company had $445,385 in cash held outside of the Trust Account, $381,363 in interest income available from the Company’s investments in the Trust Account to pay its franchise and income taxes payable, and current liabilities of $392,612. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company expects that it will have sufficient resources to fund its operations for one year from the date of this filing. The Company does not believe it will need to raise additional funds following this offering in order to meet the expenditures required for operating its business. However, if its estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a business combination. Moreover, the Company may need to obtain additional financing to complete its business combination if its forward purchase agreements are not consummated or because the Company becomes obligated to redeem a significant number of its public shares upon completion of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its business combination. If the Company is unable to complete its initial Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following its initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2018 and 2017. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2018 and 2017, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and shares is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended, September 30,		Nine months ended, September 30,
	2018	2017	2018	2017
Net income (loss)	$499,704	$(264)	$971,731	$(14,349)
Less: Income attributable to common stock subject to possible redemption	(589,444)	-	(1,202,610)	-
Net loss available to common shares	$(89,740)	$(264)	$(230,879)	$(14,349)

Basic and diluted weighted average number of shares	5,629,138	4,312,500	5,239,246	4,312,500

Basic and diluted loss available to common shares	$(0.02)	$(0.00)	$(0.04)	$(0.00)

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

Cash and cash equivalents:

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2018.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, the Sponsor Loan, and accumulated earnings thereon totaling $175,909,073, of which $175,657,979 were invested in United States treasury obligations with original maturities of six months or less. The remaining $251,094 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

Common stock subject to possible redemption:

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity and is measured at redemption value. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Cost

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Bulletin 5A – “Expenses of Offering.” Offering costs were $10,937,331 (including underwriting commission of $3,000,000 and deferred underwriting commissions of $7,350,000), consisting principally of costs incurred in connection with preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering.

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Use of Estimates:

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

The Company complies with the accounting and reporting requirements of ASC 740, ‘‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2018 and 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended September 30, 2018 and 2017. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

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

Placement Warrants

The Sponsor purchased from the Company an aggregate of 4,500,000 warrants at a price of $1.00 per warrant (a purchase price of $4,500,000), in the Private Placement that occurred simultaneously with the completion of the Public Offering. Each Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Placement Warrants (including the common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions. If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS − (continued)

Our Sponsor has extended a loan to the Company in the amount of $1,725,000, inclusive of $225,000 as a result of the exercise of the underwriter’s over-allotment option, which is non-interest bearing and will which will become due upon the completion of a Business Combination. In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans (including the loan from our Sponsor) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Placement Warrants discussed above, though the Sponsor loan warrants would be identical to the public warrants, except that they would not be redeemable by the Company and would be exercisable on a cashless basis. Other than the currently existing loan from our Sponsor, the terms of such loans by the Company’s Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Commencing March 2018, the Company agreed to pay its Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination. The Company paid a total of $37,500 and $75,000 during the three and nine months ended September 30, 2018. In addition, an amount of $6,250 is included in Accounts payable and accrued expenses as of September 30, 2018.

In March 2018, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company paid a total of $30,000 and $60,000 pursuant to this agreement during the three and nine months ended September 30, 2018. In addition, an amount of $5,000 is included in Due to Sponsor as of September 30, 2018.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At September 30, 2018, The Company’s Trust Account consisted of $251,094 of cash and $175,657,979 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$175,657,979	$175,657,979	$-	$-
Total	$175,657,979	$175,657,979	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2018, there were 5,637,990 shares of common stock issued and outstanding (excluding 15,924,510 shares of common stock subject to redemption). At December 31, 2017, there were 4,312,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants or sponsor loan warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

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

None of the Placement Warrants or sponsor loan warrants will be redeemable by the Company so long as they are held by the Company’s sponsor or its permitted transferees.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES − (continued)

Registration Rights

Pursuant to a registration rights agreement entered into on March 15, 2018, the holders of the Company’s Founder Shares, holders of the Placement Warrants and holders of any warrants issued to the sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to registration rights. The Company’s Sponsor, holders of the Placement Warrants and holders of any warrants issued to the Sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

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

Overview

We are a blank check company incorporated as a Delaware corporation on November 18, 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the Private Placement that occurred simultaneously with the consummation of the Public Offering, the forward purchase contracts, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at September 30, 2018, we had $445,385 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity through September 30, 2018, consisted of formation and preparation for the Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an initial Business Combination.

For the three and nine months ended September 30, 2018, we had net income of $499,704 and $971,731, which consists of operating costs of $181,591 and $459,342 and a provision for income taxes of $132,500 and $253,000, offset by interest income of $867,843 and $1,728,386 and an unrealized loss on marketable securities held in our Trust Account of $54,048 and $44,313.

For the three and nine months ended September 30, 2017, we had net losses of $264 and $14,349, which consists of operating costs.

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

As of September 30, 2018, we have available to us $445,385 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of September 30, 2018, we also had $1,728,386 in interest income available from our investments in our Trust Account to pay for our tax obligations.

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

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations through November 1, 2019. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, or operating lease obligations.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2018, our efforts have been limited to organizational activities, activities relating to our Public Offering (which consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on November 18, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

$174,225,000 of the net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Use of Proceeds from the Public Offering

$174,225,000 (or $10.10 per Unit sold in the Public Offering) of the net proceeds from the Public Offering, the Private Placement and proceeds of the Sponsor Loan was placed in the Trust Account. A total of $1,272,777 of such proceeds was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of September 30, 2018, cash held outside the Trust Account was $445,385. The net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TIBERIUS ACQUISITION CORPORATION

Dated: November 1, 2018	/s/ Michael T. Gray
Name: Michael T. Gray

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: November 1, 2018	/s/ Bryce Quin
Name: Bryce Quin

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)