Form 10-Q
period 2019-03-31
Tiberius Acquisition Corp
filed 2019-05-02
CIK 1662253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 2, 2019, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”) issued and outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TIBR	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	TIBRW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	TIBRU	The NASDAQ Stock Market LLC

TIBERIUS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIBERIUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Current assets:
Cash	$199,414	$325,115
Income tax receivable	-	30,000
Prepaid expenses	134,651	114,725
Total current assets	334,065	469,840
Investments and cash held in trust account	177,298,668	176,444,379
Total assets	$177,632,733	$176,914,219

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$87,812	$184,237
Income tax payable	142,000	-
Due to sponsor	35,000	5,000
Total current liabilities	264,812	189,237
Sponsor loan payable	1,725,000	1,725,000
Deferred underwriting commissions	7,350,000	7,350,000
Total liabilities	9,339,812	9,264,237

Commitments:
Common stock subject to possible redemption; $0.0001 par value; 15,903,702 shares (at redemption value of approximately $10.27 per share) as of March 31, 2019 and 15,914,128 shares (at redemption value of approximately $10.22 per share) as of December 31, 2018	163,292,920	162,649,981

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,658,798 shares issued and outstanding (excluding 15,903,702 shares subject to possible redemption) as of March 31, 2019 and 5,648,372 issued and outstanding (excluding 15,914,128 shares subject to possible redemption) as of December 31, 2018	566	565
Additional paid-in-capital	2,794,183	3,437,124
Retained earnings	2,205,252	1,562,312
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$177,632,733	$176,914,219

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2019	2018

General and administrative expenses	$(200,197)	$(69,250)
Loss from operations	(200,197)	(69,250)
Interest income	1,017,602	78,480
Unrealized (loss) gain on marketable securities	(2,465)	3,156
Other income, net	1,015,137	81,636
Net income before taxes	814,940	12,386
Provision for income taxes	172,000	-
Net income	$642,940	$12,386

Weighted average number of shares outstanding:
Basic and diluted (1)	5,648,372	4,458,273

Loss available to common shares:
Basic and diluted (2)	$(0.02)	$(0.01)

(1)	Excludes an aggregate of up to 15,903,702 and 15,945,041 shares subject to redemption at March 31, 2019 and 2018, respectively.
(2)
Net loss per common share – basic and diluted excludes interest income attributable to common stock subject redemption of $749,723 and $35,916 for the three months ended March 31, 2019 and 2018, respectively.

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	5,648,372	$565	$3,437,124	$1,562,312	$5,000,001
Change in value of common stock subject to possible redemption	10,426	1	(642,941)	-	(642,940)
Net income	-	-	-	642,940	642,940
Balance at March 31, 2019	5,658,798	$566	$2,794,183	$2,205,252	$5,000,001

For the Three Months Ended March 31, 2018
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2018	4,312,500	$431	$24,569	$(19,230)	$5,770
Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,945,041)	(1,594)	(161,079,231)	-	(161,080,825)
Net income	-	-	-	12,386	12,386
Balance at March 31, 2018	5,617,459	$562	$5,006,283	$(6,844)	$5,000,001

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$642,940	$12,386
Adjustments to reconcile net income to cash used in operating activities:
Interest earned in Trust Account	(1,017,602)	(78,480)
Unrealized losses on marketable securities held in Trust Account	2,465	(3,156)
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	(19,926)	(183,621)
Changes in accounts payable and accrued expenses	(96,426)	194,339
Changes in income taxes payable	172,000	-
Net cash used in operating activities	(316,549)	(58,532)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(174,225,000)
Interest income released from Trust Account for tax payments	160,848	-
Net cash provided by (used in) investing activities	160,848	(174,225,000)

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	-	169,500,000
Proceeds from Sponsor Loan	-	1,725,000
Proceeds from sale of Private Placement Warrants	-	4,500,000
Note payable borrowings	-	45,437
Advance from Sponsor	30,000	74,540
Payment of offering costs	-	(312,585)
Net cash provided by financing activities	30,000	175,532,392

Net change in cash	(125,701)	1,248,860
Cash at beginning of period	325,115	5,347
Cash at end of period	$199,414	$1,254,207
Supplementary cash flow information:
Cash paid for taxes	$160,598	$-
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$51,725
Deferred underwriting commissions	$-	$7,350,000
Initial value of common shares subject to possible redemption	$-	$161,033,395
Change in value of common shares subject to possible redemption	$642,940	$47,430

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

The period from November 18, 2015 (inception) through March 20, 2018 related to the Company’s formation and its public offering (“Public Offering”) described below, and since the Public Offering, the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the Public Offering.

The registration statement for the Company’s Public Offering was declared effective on March 15, 2018. On March 20, 2018, the Company consummated the Public Offering of 15,000,000 units (“Units” and, with respect to the common stock included in the Units sold, the “Public Shares”) generating gross proceeds of $150,000,000, which is described in Note 3.

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

Following the closing of the Public Offering on March 20, 2018, an amount of $151,500,000 ($10.10 per Unit) from the net proceeds of the Public Offering, Placement Warrants, and Sponsor Loan were placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

On March 28, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,250,000 Units at $10.00 per Unit, and the Company received a loan from the Sponsor in the amount of $225,000. Following the closing, an additional $22,725,000 of net proceeds was placed in the Trust Account.

Transaction costs amounted to $10,937,331, consisting of $3,000,000 of underwriting fees, $7,350,000 of deferred underwriting fees and $587,331 of Public Offering costs. In addition, $1,278,124 of cash held outside of the Trust Account was available for working capital purposes immediately following the Public Offering.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (‘‘SEC’’), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto for such fiscal year.

Liquidity

As of March 31, 2019, the Company had $199,414 in cash held outside of the Trust Account, $3,043,888 in interest income available from the Company’s investments in the Trust Account to pay its franchise and income taxes payable, and current liabilities of $264,812. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Sponsor has committed to provide up to an aggregate of $750,000 in loans to the Company. Based on the foregoing, the Company expects that it will have sufficient resources to fund our operations until March 20, 2020, our mandatory liquidation date.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended, March 31,
	2019	2018
Net income	$642,940	$12,386
Less: Income attributable to common stock subject to possible redemption	(749,723)	(35,916)
Net loss available to common shares	$(106,783)	$(23,530)

Basic and diluted weighted average number of shares	5,648,372	4,458,273

Basic and diluted loss available to common shares	$(0.02)	$(0.01)

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

Cash and cash equivalents:

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, the Sponsor Loan, and accumulated earnings thereon totaling $177,298,668, of which $176,953,639 were invested in United States treasury obligations with original maturities of six months or less. The remaining $345,029 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. During the three months ended March 31, 2019, the Company withdrew $160,848 to pay its tax obligations.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended March 31, 2019 and 2018. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS − (continued)

Our Sponsor has extended a loan to the Company in the amount of $1,725,000, inclusive of $225,000 as a result of the exercise of the underwriter’s over-allotment option, which is non-interest bearing and which will become due upon the completion of a Business Combination. In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans (including the loan from our Sponsor) may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Placement Warrants discussed above, though the Sponsor loan warrants would be identical to the public warrants, except that they would not be redeemable by the Company and would be exercisable on a cashless basis. Other than the currently existing loan from our Sponsor, the terms of such loans by the Company’s Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Commencing March 2018, the Company agreed to pay its Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination. The Company paid a total of $37,500 and $0 during the three months ended March 31, 2019 and 2018, respectively. In addition, an amount of $6,250 is included in Accounts payable and accrued expenses as of March 31, 2019.

In March 2018, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company did not pay any amounts pursuant to this agreement during the three months ended March 31, 2019 and 2018. As a result of such non-payment, an amount of $35,000 is included in Due to Sponsor as of March 31, 2019.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At March 31, 2019, the Company’s Trust Account consisted of $345,029 of cash and $176,953,639 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$176,953,639	$176,953,639	$-	$-
Total	$176,953,639	$176,953,639	$-	$-

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$176,444,135	$176,444,135	$-	$-
Total	$176,444,135	$176,444,135	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2019, there were 5,658,798 shares of common stock issued and outstanding (excluding 15,903,702 shares of common stock subject to redemption). At December 31, 2018, there were 5,648,372 shares of common stock issued and outstanding (excluding 15,914,128 shares of common stock subject to redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company paid an underwriting discount of 2% of the per Unit offering price to the underwriters at the closing of the Public Offering, excluding any amounts raised pursuant to the over-allotment option, or $3,000,000. In addition, the Underwriter is entitled to an aggregate deferred underwriting discount of $7,350,000 consisting of (i) four percent (4%) of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the over-allotment option, and (ii) six percent (6%) of the gross proceeds of the Units sold in the Public Offering pursuant to the over-allotment option. The Deferred Discount will be waived by the underwriters if the Company fails to complete a Business Combination and liquidates.

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

As indicated in the accompanying financial statements, at March 31, 2019, we had $199,414 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity through March 31, 2019, consisted of formation and preparation for the Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an initial Business Combination.

For the three months ended March 31, 2019 and 2018, we had a net income of $642,940 and $12,386, respectively, which consists of operating costs of $200,197 and $69,250 and a provision for income taxes of $172,000 and $0, offset by interest income of $1,017,602 and $78,480 and an unrealized gain (loss) on marketable securities held in our Trust Account of $(2,465) and $3,156, respectively.

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

As of March 31, 2019, we have available to us $199,414 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of March 31, 2019, we also had $3,043,888 in interest income available from our investments in our Trust Account to pay for our tax obligations. During the three months ended March 31, 2019, we withdrew $160,848 to pay our tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than the Sponsor’s commitment described below), loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (including accrued interest, if any). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans (which may include the Sponsor Loan) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The Sponsor Loan warrants would be identical to the Placement Warrants and would be identical to the public warrants, except that they would not be redeemable by us and would be exercisable on a cashless basis.. In addition, our Sponsor has committed to provide us with up to an aggregate of $750,000 in loans to fund our working capital requirements. Except with respect to the Sponsor Loan, no written agreements currently exist with respect to such loans.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations until March 20, 2020, our mandatory liquidation date. We do not believe we will need to raise additional funds prior to our initial business combination in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

Commencing March 2018, we agreed to pay our Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination.

In March 2018, we entered into an Administrative Services Agreement pursuant to which we pay our Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, we will cease paying these monthly fees.

In March 2018, our Sponsor extended a loan to the Company in the amount of $1,725,000, inclusive of $225,000 as a result of the exercise of the underwriter’s over-allotment option, which is non-interest bearing and which will become due upon the completion of a Business Combination.

At March 31, 2019, we did not have any capital lease obligations or operating lease obligations.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2019, our efforts have been limited to organizational activities, activities relating to our Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on November 18, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as file with the SEC on March 26, 2019, except we may disclose changes to such factors and disclose additional findings from time to time in our future filings with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds from the Public Offering

$174,225,000 (or $10.10 per Unit sold in the Public Offering) of the net proceeds from the Public Offering, the Private Placement and proceeds of the Sponsor Loan was placed in the Trust Account. A total of $1,272,777 of such proceeds was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of March 31, 2019, cash held outside the Trust Account was $199,414. The net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TIBERIUS ACQUISITION CORPORATION

Dated: May 2, 2019	/s/ Michael T. Gray
Name: Michael T. Gray

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: May 2, 2019	/s/ Bryce Quin
Name: Bryce Quin

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)