Form 10-Q
period 2019-06-30
Tiberius Acquisition Corp
filed 2019-07-30
CIK 1662253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

As of July 30, 2019, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”) issued and outstanding.

TIBERIUS ACQUISITION CORPORATION

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	2
	Condensed Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	2
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 and June 30, 2018 (Unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2019 and June 30, 2019 and March 31, 2018 and June 30, 2018 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIBERIUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Current assets:
Cash	$43,638	$325,115
Income tax receivable	2,000	30,000
Prepaid expenses	114,535	114,725
Total current assets	160,173	469,840
Investments and cash held in trust account	178,122,646	176,444,379
Total assets	$178,282,819	$176,914,219

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$87,250	$184,237
Due to sponsor	65,000	5,000
Total current liabilities	152,250	189,237
Sponsor loan payable	1,725,000	1,725,000
Deferred underwriting commissions	7,350,000	7,350,000
Total liabilities	9,227,250	9,264,237

Commitments:
Common stock subject to possible redemption; $0.0001 par value; 15,894,746 shares (at redemption value of approximately $10.32 per share) as of June 30, 2019 and 15,914,128 shares (at redemption value of approximately $10.22 per share) as of December 31, 2018	164,055,568	162,649,981

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,667,754 shares issued and outstanding (excluding 15,894,746 shares subject to possible redemption) as of June 30, 2019 and 5,648,372 issued and outstanding (excluding 15,914,128 shares subject to possible redemption) as of December 31, 2018	567	565
Additional paid-in-capital	2,031,533	3,437,124
Retained earnings	2,967,901	1,562,312
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$178,282,819	$176,914,219

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2019	2018	2019	2018

General and administrative expenses	$(205,330)	$(208,502)	$(405,527)	$(277,751)
Loss from operations	(205,330)	(208,502)	(405,527)	(277,751)
Interest income	1,054,046	782,064	2,071,647	860,543
Unrealized (loss) gain on marketable securities	91,933	6,579	89,468	9,735
Other income, net	1,145,979	788,643	2,161,115	870,278
Net income before taxes	940,649	580,141	1,755,588	592,527
Provision for income taxes	178,000	120,500	350,000	120,500
Net income	$762,649	$459,641	$1,405,588	$472,027

Weighted average number of shares outstanding:
Basic and diluted (1)	5,658,798	5,617,459	5,653,614	5,041,068

Loss available to common shares:
Basic and diluted (2)	$(0.02)	$(0.01)	$(0.04)	$(0.03)

(1)	Excludes an aggregate of up to 15,894,746 and 15,933,362 shares subject to redemption at June 30, 2019 and 2018, respectively.
(2)
Net loss per common share – basic and diluted excludes interest income attributable to common stock subject redemption of $854,611 and $538,102 for the three months ended June 30, 2019 and 2018, respectively.

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended March 31, 2019 and June 30, 2019
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	5,648,372	$565	$3,437,124	$1,562,312	$5,000,001
Change in value of common stock subject to possible redemption	10,426	1	(642,941)	-	(642,940)
Net income	-	-	-	642,940	642,940
Balance at March 31, 2019	5,658,798	$566	$2,794,183	$2,205,252	$5,000,001
Change in value of common stock subject to possible redemption	8,956	1	(762,650)	-	(762,649)
Net income	-	-	-	762,649	762,649
Balance at June 30, 2019	5,667,754	$567	$2,031,533	$2,967,901	$5,000,001

For the Three and Six Months Ended March 31, 2018 and June 30, 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	4,312,500	$431	$24,569	$(19,230)	$5,770
Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,945,041)	(1,594)	(161,079,231)	-	(161,080,825)
Net income	-	-	-	12,386	12,386
Balance at March 31, 2018	5,617,459	$562	$5,006,286	$(6,844)	$5,000,001
Change in value of common stock subject to possible redemption	11,679	1	(459,642)		(459,641)
Net income	-	-	-	459,641	459,641
Balance at June 30, 2018	5,629,138	$563	$4,546,641	$452,797	$5,000,001

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$1,405,588	$472,027
Adjustments to reconcile net income to cash used in operating activities:
Interest earned in Trust Account	(2,071,647)	(860,543)
Unrealized gains on marketable securities held in Trust Account	(89,468)	(9,735)
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	190	(183,585)
Changes in accounts payable and accrued expenses	(96,988)	181,791
Changes in income taxes payable	28,000	-
Net cash used in operating activities	(824,325)	(400,045)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(174,225,000)
Interest income released from Trust Account for tax payments	482,848	-
Net cash provided by (used in) investing activities	482,848	(174,225,000)

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	-	169,500,000
Proceeds from Sponsor Loan	-	1,725,000
Proceeds from sale of Private Placement Warrants	-	4,500,000
Note payable borrowings	-	45,437
Repayment of Note payable borrowings	-	(250,000)
Advance from Sponsor	60,000	74,540
Repayment of Advance from Sponsor	-	(69,540)
Payment of offering costs	-	(364,311)
Net cash provided by financing activities	60,000	175,161,126

Net change in cash	(281,477)	536,081
Cash at beginning of period	325,115	5,347
Cash at end of period	$43,638	$541,428
Supplementary cash flow information:
Cash paid for taxes	$322,000	$-
Non-cash investing and financing activities:
Deferred underwriting commissions	$-	$7,350,000
Initial value of common shares subject to possible redemption	$-	$161,033,395
Change in value of common shares subject to possible redemption	$1,405,587	$507,070

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

All activity through June 30, 2019 relates to the Company’s formation and its public offering (“Public Offering”), which is described below, and identifying a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the Public Offering.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (‘‘SEC’’), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto for such fiscal year.

Liquidity

As of June 30, 2019, the Company had $43,638 in cash held outside of the Trust Account, $3,775,934 in interest income available from the Company’s investments in the Trust Account to pay its franchise and income taxes payable, and current liabilities of $152,250. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Sponsor has committed to provide up to an aggregate of $750,000 in loans to the Company. Based on the foregoing, the Company expects that it will have sufficient resources to fund our operations until March 20, 2020, our mandatory liquidation date.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended, June 30,		Six months ended, June 30,
	2019	2018	2019	2018
Net income (loss)	$762,649	$459,641	$1,405,588	472,027
Less: Income attributable to common stock subject to possible redemption	(854,611)	(538,102)	(1,603,893)	(613,506)
Net loss available to common shares	$(91,962)	$(78,461)	$(198,305)	$(141,479)

Basic and diluted weighted average number of shares	5,658,798	5,617,459	5,653,614	5,041,068

Basic and diluted loss available to common shares	$(0.02)	$(0.01)	$(0.04)	$(0.03)

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

Cash and cash equivalents:

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, the Sponsor Loan, and accumulated earnings thereon totaling $178,122,646, of which $178,098,721 were invested in United States treasury obligations with original maturities of six months or less. The remaining $23,925 of proceeds were held in cash. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. During the three and six months ended June 30, 2019, the Company withdrew $322,000 and $482,848 to pay its tax obligations, respectively.

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

Offering Costs

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended June 30, 2019 and 2018. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

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

NOTE 3 — PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 17,250,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,250,000 units. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ‘‘Warrants’’). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each Warrant will become exercisable on the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 17,250,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

Commencing March 2018, the Company agreed to pay its Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination. The Company paid a total of $37,500 and $75,000 during the three and six months ended June 30, 2019, respectively. The Company paid a total of $37,500 and $37,500 during the three and six months ended June 30, 2018, respectively.  In addition, an amount of $6,250 is included in Accounts payable and accrued expenses as of June 30, 2019.

In March 2018, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company paid a total of $30,000 and $30,000 during the three and six months ended June 30, 2018, respectively. The Company did not pay any amounts pursuant to this agreement during the three and six months ended June 30, 2019. As a result of such non-payment, an amount of $65,000 is included in Due to Sponsor as of June 30, 2019.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At June 30, 2019, the Company’s Trust Account consisted of $23,925 of cash and $178,098,721 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$178,098,721	$178,098,721	$-	$-
Total	$178,098,721	$178,098,721	$-	$-

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$176,444,135	$176,444,135	$-	$-
Total	$176,444,135	$176,444,135	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2019, there were 5,667,754 shares of common stock issued and outstanding (excluding 15,894,746 shares of common stock subject to redemption). At December 31, 2018, there were 5,648,372 shares of common stock issued and outstanding (excluding 15,914,128 shares of common stock subject to redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company incorporated as a Delaware corporation on November 18, 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the Private Placement that occurred simultaneously with the consummation of the Public Offering, the forward purchase contracts, and financing, if any, to be consummated in connection with our Business Combination, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at June 30, 2019, we had $43,638 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity through June 30, 2019, consisted of formation and preparation for the Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an initial Business Combination.

For the three and six months ended June 30, 2019, we had a net income of $762,649 and $1,405,588, respectively, which consisted of operating costs of $205,330 and $405,527 and a provision for income taxes of $178,000 and $350,000, offset by interest income of $1,054,046 and $2,071,647 and an unrealized gain on marketable securities held in our Trust Account of $91,933 and $89,468, respectively.

For the three and six months ended June 30, 2018, we had a net income of $459,641 and $472,027, respectively, which consisted of operating costs of $208,502 and $277,751 and a provision for income taxes of $120,500 and $120,500, offset by interest income of $782,064 and $860,543 and an unrealized gain on marketable securities held in our Trust Account of $6,579 and $9,735, respectively.

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

As of June 30, 2019, we have available to us $43,638 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of June 30, 2019, we also had $3,775,934 in interest income available from our investments in our Trust Account to pay for our tax obligations. During the three and six months ended June 30, 2019, we withdrew $322,000 and $482,848 to pay our tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than the Sponsor’s commitment described below), loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (including accrued interest, if any). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans (which may include the Sponsor Loan) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The Sponsor Loan warrants would be identical to the Placement Warrants and would be identical to the public warrants, except that they would not be redeemable by us and would be exercisable on a cashless basis. In addition, our Sponsor has committed to provide us with up to an aggregate of $750,000 in loans to fund our working capital requirements. Except with respect to the Sponsor Loan, no written agreements currently exist with respect to such loans.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations until March 20, 2020, our mandatory liquidation date. We do not believe we will need to raise additional funds prior to our initial business combination in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional equity securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

At June 30, 2019, we did not have any capital lease obligations or operating lease obligations.

The Underwriters were paid a cash underwriting fee of 2% of gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, or $3,000,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $7,350,000 consisting of (i) 4% of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) 6% of the gross proceeds of the Units sold in the Public Offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2019, our efforts have been limited to organizational activities, activities relating to our Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on November 18, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Use of Proceeds from the Public Offering

$174,225,000 (or $10.10 per Unit sold in the Public Offering) of the net proceeds from the Public Offering, the Private Placement and proceeds of the Sponsor Loan was placed in the Trust Account. A total of $1,272,777 of such proceeds was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of June 30, 2019, cash held outside the Trust Account was $43,638. The net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TIBERIUS ACQUISITION CORPORATION

Dated: July 30, 2019	/s/ Michael T. Gray
Name: Michael T. Gray

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: July 30, 2019	/s/ Bryce Quin
Name: Bryce Quin

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)