Form 10-Q
period 2019-09-30
Tiberius Acquisition Corp
filed 2019-11-12
CIK 1662253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”) issued and outstanding.

TIBERIUS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIBERIUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Current assets:
Cash	$56,180	$325,115
Income tax receivable	20,000	30,000
Prepaid expenses	69,825	114,725
Total current assets	146,005	469,840
Investments and cash held in trust account	178,739,627	176,444,379
Total assets	$178,885,632	$176,914,219

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$103,608	$184,237
Due to sponsor	95,000	5,000
Total current liabilities	198,608	189,237
Sponsor loan payable	1,875,000	1,725,000
Deferred underwriting commissions	7,350,000	7,350,000
Total liabilities	9,423,608	9,264,237

Commitments:
Common stock subject to possible redemption; $0.0001 par value; 15,871,770 shares (at redemption value of approximately $10.36 per share) as of September 30, 2019 and 15,914,128 shares (at redemption value of approximately $10.22 per share) as of December 31, 2018	164,462,023	162,649,981

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,690,730 shares issued and outstanding (excluding 15,871,770 shares subject to possible redemption) as of September 30, 2019 and 5,648,372 issued and outstanding (excluding 15,914,128 shares subject to possible redemption) as of December 31, 2018	569	565
Additional paid-in-capital	1,625,077	3,437,124
Retained earnings	3,374,355	1,562,312
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$178,885,632	$176,914,219

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

General and administrative expenses	$(333,527)	$(181,591)	$(739,053)	$(459,342)
Loss from operations	(333,527)	(181,591)	(739,053)	(459,342)
Interest income	968,144	867,843	3,039,791	1,728,386
Unrealized (loss) gain on marketable securities	(66,163)	(54,048)	23,305	(44,313)
Other income, net	901,981	813,795	3,063,096	1,684,073
Net income before taxes	568,454	632,204	2,324,043	1,224,731
Provision for income taxes	162,000	132,500	512,000	253,000
Net income	$406,454	$499,704	$1,812,043	$971,731

Weighted average number of shares outstanding:
Basic and diluted (1)	5,667,754	5,629,138	5,658,379	5,239,246

Loss available to common shares:
Basic and diluted (2)	$(0.04)	$(0.02)	$(0.08)	$(0.04)

(1)	Excludes an aggregate of 15,871,770 and 15,924,510 shares subject to redemption at September 30, 2019 and 2018, respectively.
(2)
Net loss per common share – basic and diluted excludes interest income attributable to common stock subject redemption of $643,594 and $589,444 for the three months ended September 30, 2019 and 2018, respectively, and $2,245,187 and $1,202,610 for the nine months ended September 30, 2019 and 2018, respectively.

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2019	5,648,372	$565	$3,437,124	$1,562,312	$5,000,001
Change in value of common stock subject to possible redemption	10,426	1	(642,941)	-	(642,940)
Net income	-	-	-	642,940	642,940
Balance at March 31, 2019	5,658,798	$566	$2,794,183	$2,205,252	$5,000,001
Change in value of common stock subject to possible redemption	8,956	1	(762,650)	-	(762,649)
Net income	-	-	-	762,649	762,649
Balance at June 30, 2019	5,667,754	$567	$2,031,533	$2,967,901	$5,000,001
Change in value of common stock subject to possible redemption	22,976	2	(406,456)	-	(406,454)
Net income	-	-	-	406,454	406,454
Balance at September 30, 2019	5,690,730	$569	$1,625,077	$3,374,355	$5,000,001

For the Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock		Additional	Retained Earnings
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance at January 1, 2018	4,312,500	$431	$24,569	$(19,230)	$5,770
Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,945,041)	(1,594)	(161,079,231)	-	(161,080,825)
Net income	-	-	-	12,386	12,386
Balance at March 31, 2018	5,617,459	$562	$5,006,286	$(6,844)	$5,000,001
Change in value of common stock subject to possible redemption	11,679	1	(459,642)	-	(459,641)
Net income	-	-	-	459,641	459,641
Balance at June 30, 2018	5,629,138	$563	$4,546,641	$452,797	$5,000,001
Change in value of common stock subject to possible redemption	8,852	1	(499,705)		(499,704)
Net income	-	-	-	499,704	499,704
Balance at September 30, 2018	5,637,990	$564	$4,046,936	$952,501	$5,000,001

See accompanying notes to condensed financial statements.

TIBERIUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$1,812,043	$971,731
Adjustments to reconcile net income to cash used in operating activities:
Interest earned in Trust Account	(3,039,791)	(1,728,386)
Unrealized gains on marketable securities held in Trust Account	(23,305)	44,313
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	44,900	(140,825)
Changes in accounts payable and accrued expenses	9,370	104,079
Changes in income taxes payable	10,000	253,000
Net cash used in operating activities	(1,186,783)	(496,088)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(174,225,000)
Interest income released from Trust Account for tax payments	767,848	-
Net cash provided by (used in) investing activities	767,848	(174,225,000)

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	-	169,500,000
Proceeds from Sponsor Loan	150,000	1,725,000
Proceeds from sale of Private Placement Warrants	-	4,500,000
Note payable borrowings	-	45,437
Repayment of Note payable borrowings	-	(250,000)
Advance from Sponsor	-	74,540
Repayment of Advance from Sponsor	-	(69,540)
Payment of offering costs	-	(364,311)
Net cash provided by financing activities	150,000	175,161,126

Net change in cash	(268,935)	440,038
Cash at beginning of period	325,115	5,347
Cash at end of period	$56,180	$445,385
Supplementary cash flow information:
Cash paid for taxes	$502,000	$-
Non-cash investing and financing activities:
Deferred underwriting commissions	$-	$7,350,000
Initial value of common shares subject to possible redemption	$-	$161,033,395
Change in value of common shares subject to possible redemption	$1,812,042	$1,006,775

See accompanying notes to condensed financial statements.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Tiberius Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on November 18, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Business Combination’’). While it may pursue an acquisition opportunity in any business industry or sector and in any geographic region, the Company expects to focus on the U.S. based middle-market insurance sector. The Company has entered into a Business Combination Agreement with International General Insurance Holdings Ltd., as discussed in Note 9 below.

All activity through March 15, 2018, consisted of formation and preparation for the Public Offering. Since the Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates, including International General Insurance Holdings Ltd., and the Company has not generated and will not be generating any operating revenues until the closing of its initial business combination. The Company generates non-operating income in the form of interest on marketable securities held in the trust account. The Company is incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

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

Transaction costs amounted to $10,937,331, consisting of $3,000,000 of underwriting fees, $7,350,000 of deferred underwriting fees and $587,331 of Public Offering costs. In addition, $1,278,124 of cash held outside of the Trust Account upon closing of the Initial Public Offering was available for working capital purposes immediately following the Public Offering.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS − (continued)

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, the Company’s initial stockholders, officers and directors have entered into letter agreements with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of an initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete its initial Business Combination within 24 months from the closing date of the Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete an Business Combination within the prescribed time frame). If the Company submits an initial Business Combination to its public stockholders for a vote, the Company’s initial stockholders have agreed to vote their founder shares and any public shares purchased in favor of an initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Accounting Standards Codification (‘‘ASC’’) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.10 per Public Share ($174,225,000 held in the Trust Account divided by 17,250,000 Public Shares).

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

The Company will only have 24 months from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The sponsor has entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the sponsor or any of the Company’s officers, directors or affiliates acquire Public Shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (‘‘SEC’’), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto for such fiscal year.

Liquidity

As of September 30, 2019, the Company had $56,180 in cash held outside of the Trust Account, $4,459,078 in interest income available from the Company’s investments in the Trust Account to pay its franchise and income taxes payable, and current liabilities of $198,608. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Sponsor has committed to provide up to an aggregate of $1,000,000 in loans to the Company, of which $150,000 has been drawn as of September 30, 2019. Based on the foregoing, the Company expects that it will have sufficient resources to fund its operations until March 20, 2020, its mandatory liquidation date.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended, September 30,		Nine months ended, September 30,
	2019	2018	2019	2018
Net income (loss)	$406,454	$499,704	$1,812,043	971,731
Less: Income attributable to common stock subject to possible redemption	(643,594)	(589,444)	(2,245,187)	(1,202,610)
Net loss available to common shares	$(237,140)	$(89,740)	$(433,144)	$(230,879)

Basic and diluted weighted average number of shares	5,667,754	5,629,138	5,658,379	5,239,246

Basic and diluted loss available to common shares	$(0.04)	$(0.02)	$(0.08)	$(0.04)

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

Cash and cash equivalents:

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, the Sponsor Loan, and accumulated earnings thereon totaling $178,739,627, of which $178,513,131 were invested in United States treasury obligations with original maturities of six months or less. The remaining $226,496 of proceeds were held in cash and money market mutual funds. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. During the three and nine months ended September 30, 2019, the Company withdrew $285,000 and $767,848 to pay its tax obligations, respectively.

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

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Under ASC 740, Accounting for Income Taxes, the enactment of H.R. 1, (‘‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended September 30, 2019 and 2018. The Company will continue to analyze the Tax Act to assess the full effects on its financial results.

The effective income tax rate for the three and nine months ended September 30, 2019 was 28% and 22%, respectively. The income tax expense for the three and nine months ended September 30, 2019 differs from the amount that would be expected after applying the statutory income tax rate primarily due to the non-deductibility of transactional costs incurred in connection with the search for potential targets for a Business Combination.

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

Related Party Loans

The Company’s Sponsor loaned the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ‘‘Note’’) to cover expenses related to this Public Offering. This loan was repaid during the quarter ended June 30, 2018. Additionally, the Company’s Sponsor paid, on behalf of the Company, a total of $69,540 for costs related to the Public Offering in excess of the Note, which was repaid out of working capital during the quarter ended September 30, 2018.

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

In August 2019, we issued an unsecured promissory note in the amount of $1,000,000 to the Sponsor. As of September 30, 2019, we borrowed $150,000 under such note for working capital purposes. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may be converted into Warrants at a conversion price of $1.00 per Warrant at the Sponsor’s discretion. Each Warrant would be identical to the Placement Warrants discussed above.

Commencing March 2018, the Company agreed to pay its Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination. The Company paid a total of $37,500 and $112,500 during the three and nine months ended September 30, 2019, respectively. The Company paid a total of $37,500 and $75,000 during the three and nine months ended September 30, 2018, respectively.  In addition, an amount of $6,250 is included in Accounts payable and accrued expenses as of September 30, 2019.

In March 2018, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company paid a total of $30,000 and $60,000 during the three and nine months ended September 30, 2018, respectively. The Company did not pay any amounts pursuant to this agreement during the three and nine months ended September 30, 2019. As a result of such non-payment, an amount of $95,000 is included in Due to Sponsor as of September 30, 2019.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At September 30, 2019, the Company’s Trust Account consisted of $226,496 of cash and money market mutual funds and $178,513,131 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$178,513,131	$178,513,131	$-	$-
Total	$178,513,131	$178,513,131	$-	$-

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$176,444,135	$176,444,135	$-	$-
Total	$176,444,135	$176,444,135	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2019, there were 5,690,730 shares of common stock issued and outstanding (excluding 15,871,770 shares of common stock subject to redemption). At December 31, 2018, there were 5,648,372 shares of common stock issued and outstanding (excluding 15,914,128 shares of common stock subject to redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued.

Except as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements other than the following.

On October 10, 2019, the Company entered into the Business Combination Agreement (the “Business Combination Agreement”) with the Sponsor, in the capacity as the representative from and after the closing of the Business Combination (as defined below) (the “Closing”) for the stockholders of the Company (other than the Sellers (as defined below)) (the “Purchaser Representative”), International General Insurance Holdings Ltd., a company organized under the laws of the Dubai International Financial Centre (“IGI”), and Wasef Jabsheh (“Jabsheh”), in the capacity as the representative (the “Seller Representative”) for the holders of IGI’s outstanding ordinary shares that execute and deliver Exchange Agreements (as defined below) in connection with the Business Combination (the “Sellers”), to which a newly-formed Bermuda exempted company (“Pubco”) and its newly-formed wholly-owned subsidiary organized in Delaware (“Merger Sub”) are to become parties thereto pursuant to joinder agreements entered into after the date thereof.

In connection with the Business Combination Agreement, on October 10, 2019, certain shareholders of IGI holding approximately 91.4% of the issued and outstanding capital shares of IGI entered into Share Exchange Agreements with IGI, Tiberius and the Seller Representative, pursuant to which Pubco will become a party thereafter upon execution of a joinder thereto (each, an “Exchange Agreement”), and other shareholders of IGI may enter into Exchange Agreements after the date of the Business Combination Agreement and prior to the Closing.

Pursuant to the Business Combination Agreement and the Exchange Agreements, subject to the terms and conditions set forth therein, at the Closing (a) the Company will merge with and into Merger Sub, with the Company continuing as the surviving entity (the “Merger”), and with all holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) Pubco will acquire all or substantially all of the issued and outstanding ordinary shares of IGI (the “Purchased Shares”) from the Sellers in exchange for a mix of cash and ordinary shares of Pubco, with IGI becoming a subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares (the “Transaction Consideration”) will be equal to (i) the sum of (the “Adjusted Book Value”) (A) the total consolidated book equity value of IGI and its subsidiaries as of the most recent month end of IGI prior to the Closing (the “Book Value”), plus (B) the amount of IGI’s out-of-pocket transaction expenses which reduced the Book Value from what it would have been if such expenses had not been incurred, multiplied by (ii) 1.22, and multiplied by (iii) a fraction equal to (A) the total number of Purchased Shares divided by (B) the total number of issued and outstanding IGI ordinary shares as of the Closing.

$80,000,000 of the Transaction Consideration will be paid in cash (the “Cash Consideration”), with each Purchased Share acquired for cash paid based on a value equal to two times Adjusted Book Value per share.  The Purchased Shares paid with the Cash Consideration will be allocated among the Sellers based on an agreed upon formula, with Jabsheh receiving $65,000,000 of the Cash Consideration, Jabsheh’s family members receiving no Cash Consideration and the remaining Sellers receiving the remaining $15,000,000 pro rata based on the Purchased Shares owned by each such remaining Seller.

The remaining Transaction Consideration will be paid by Pubco to the Sellers by delivery of newly issued ordinary shares of Pubco (the “Exchange Shares”) equal in value to the Transaction Consideration less the Cash Consideration (the “Equity Consideration”), with each Exchange Share valued at the price per share (the “Redemption Price”) at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial business combination, as required by its amended and restated certificate of incorporation and the Company’s initial public offering prospectus .  The Exchange Shares will be allocated among the Sellers pro rata based on the total number of Purchased Shares held by them after deducting the number of Purchased Shares paid for with the Cash Consideration.

A number of Exchange Shares otherwise issuable to the Sellers at the Closing equal to 2.5% of the Transaction Consideration (the “Escrow Shares”) will be set aside in escrow and delivered to Continental Stock Transfer & Trust Company (or such other escrow agent reasonably acceptable to the Company and IGI), as escrow agent , at the Closing, with such Escrow Shares, and any dividends, distributions or other earnings thereon, to be used as the sole source of remedy available to Pubco for any post-closing Transaction Consideration negative adjustments.  The Escrow Shares will be allocated among the Sellers pro rata based on the number of Exchange Shares received by each Seller, and while held in escrow, each Seller will have voting rights on the Escrow Shares based on such allocation.  The Transaction Consideration to be paid by Pubco at the Closing will be based off of an estimate of the most current month-end Adjusted Book Value at the Closing and subject to a post-Closing true-up.  If the true-up results in a decrease in the Transaction Consideration, such true-up will be paid to Pubco by delivery of the Escrow Shares (which will be effectively cancelled by Pubco) and other escrow property based on a price per share equal to the Redemption Price.  If the true-up results in an increase in the Transaction Consideration, such true-up will be paid by Pubco by delivery of additional Exchange Shares based on a price per share equal to the Redemption Price (and without a cap on the number of additional Exchange Shares to be issued).  Upon the final determination of the true-up, any remaining Escrow Shares or other escrow property will be delivered to the Sellers.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, Tiberius entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which Tiberius agreed to issue and sell to the PIPE Investors an aggregate of $23,611,809 of Tiberius common stock at $10.20 per share immediately prior to, and subject to, the Closing, which will become Pubco common shares in the Merger.  The Subscription Agreement investment is conditioned on the concurrent Closing and other customary closing conditions.  The PIPE Investors were also given registration rights in the Subscription Agreements pursuant to which Pubco, as the successor to Tiberius will be required to file a resale registration statement for the shares issued to the PIPE Investors within 30 days after the Closing and use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof.  Each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in Tiberius’ trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).  The proceeds from the Subscription Agreement investment will be used to fund a portion of the cash consideration for the Business Combination, the transaction expenses and other liabilities of Tiberius and otherwise provide working capital and funds for corporate purposes to Pubco after the Closing.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, Tiberius entered into subscription agreements (each, a “Backstop Subscription Agreement”) with Tiberius’ directors and officers Michael Gray and Andrew Poole and their related company the Gray Insurance Company (collectively, the “Backstop Investors”), pursuant to which Tiberius agreed to issue and sell to the PIPE Investors up to an aggregate of $20,000,000 of Tiberius common stock at $10.20 per share immediately prior to, and subject to, the Closing, which will become Pubco common shares in the Merger, if and solely to the extent that the Minimum Cash Condition would otherwise not be met without their purchase (and prior to giving effect to any payment in Pubco common shares in lieu of cash under the Underwriting Agreement amendment as described below).  The Backstop Subscription Agreement investment is conditioned on the concurrent Closing and other customary closing conditions.  The Backstop Investors were also given registration rights in the Backstop Subscription Agreements pursuant to which Pubco, as the successor to Tiberius will be required to file a resale registration statement for the shares issued to the Backstop Investors within 30 days after the Closing and use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof.  Each Backstop Investor agreed in the Backstop Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in Tiberius’ trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).  The proceeds from the Backstop Subscription Agreement investment will be used to fund a portion of the cash consideration for the Business Combination, the transaction expenses and other liabilities of Tiberius and otherwise provide working capital and funds for corporate purposes to Pubco after the Closing.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, Tiberius entered into a Waiver Agreement (the “Waiver Agreement”) with its existing shareholder Weiss Multi-Strategy Advisers LLC (“Weiss”), pursuant to which Weiss agreed to waive any redemption rights that it might have with respect to the 1,327,700 shares of Tiberius common stock that it owns with respect to the Business Combination, and not to transfer, grant any proxies or powers of attorney or incur any liens with respect to, any such shares prior to the Closing.  The Waiver Agreement will automatically terminate pursuant to its terms upon a termination of the Business Combination Agreement.  The Waiver Agreement will help to ensure that Tiberius retains sufficient funds in its trust account to meet the Minimum Cash Condition.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, Tiberius and Cantor Fitzgerald & Co. (“Cantor”) entered into an amendment (the “Underwriting Agreement Amendment”) to the Underwriting Agreement, dated as March 15, 2018 (the “Underwriting Agreement”), by and between Tiberius, Cantor and the other underwriters named therein.  Pursuant to the Underwriting Agreement Amendment, Cantor agreed to accept payment of the deferred underwriting commission payable to Cantor under Section 1.3 of the Underwriting Agreement in Pubco common shares (the “Deferred Commission Shares”), valued at $10.20 per Pubco common share, if and solely to the extent that Tiberius would otherwise not meet the Minimum Cash Condition (treating such issuance of Deferred Commission Shares to Cantor as an equity financing for purposes thereof) after giving effect to any Backstop Subscription Agreements.  The payment in Deferred Commission Shares under the Underwriting Agreement Amendment is conditioned on the concurrent Closing and other customary closing conditions consistent with the conditions under the Subscription Agreements.  Cantor was also given registration rights with respect to any Deferred Commission Shares pursuant to which Pubco, as the successor to Tiberius will be required to file a resale registration statement for the Deferred Commission Shares issued to Cantor within 30 days after the Closing and use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof.  The proceeds from the issuance of the Deferred Commission Shares instead of the cash payment required under the Underwriting Agreement will be used to fund a portion of the cash consideration for the Business Combination, the transaction expenses and other liabilities of Tiberius and otherwise provide working capital and funds for corporate purposes to Pubco after the Closing.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, Tiberius entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with Church Mutual Insurance Company (“Church”), pursuant to which Tiberius agreed to purchase from Church and Church agreed to sell to Tiberius, simultaneously with and subject to the Closing (but after giving effect to the Forward Purchase Contract that was entered into between Tiberius and Church on November 9, 2017 (the “Church Forward Purchase Contract”)), 3,000,000 of the Tiberius warrants owned by Church, with 1,500,000 of such warrants currently owned by Church and 1,500,000 of such warrants to be issued to Church at the Closing pursuant to the Church Forward Purchase Contract (and including in each case any successor Pubco warrants upon the Merger), at $0.75 per warrant, for an aggregate purchase price of $2,250,000.  Church agreed that until the Closing or earlier termination of the Warrant Purchase Agreement, it will not transfer any of its Tiberius warrants.  Church also confirmed that IGI does not operate in an industry in which Church is prohibited from investing pursuant to the Church’s internal written policies and waived the conditions of the Church Forward Purchase Contract with respect thereto.  The Warrant Purchase Agreement will automatically terminate pursuant to its terms upon a termination of the Business Combination Agreement.  Church agreed in the Warrant Purchase Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in Tiberius’ trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Tiberius Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on November 18, 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the Private Placement that occurred simultaneously with the consummation of the Public Offering, the forward purchase contracts, and financing to be consummated in connection with our Business Combination, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at September 30, 2019, we had $56,180 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity through March 15, 2018, consisted of formation and preparation for the Public Offering. Since the Public Offering, our activity has been limited to the evaluation of business combination candidates, including International General Insurance Holdings Ltd., and we have not and will not be generating any operating revenues until the closing of our initial business combination. We generate non-operating income in the form of interest on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three and nine months ended September 30, 2019, we had a net income of $406,454 and $1,812,043, respectively, which consisted of operating costs of $333,527 and $739,053 and a provision for income taxes of $162,000 and $512,000, offset by interest income of $968,144 and $3,039,791 and an unrealized (loss) gain on marketable securities held in our Trust Account of $(66,163) and $23,305, respectively.

For the three and nine months ended September 30, 2018, we had a net income of $499,704 and $971,731, respectively, which consisted of operating costs of $181,591 and $459,342 and a provision for income taxes of $132,500 and $253,000, offset by interest income of $867,843 and $1,728,386 and an unrealized loss on marketable securities held in our Trust Account of $(54,048) and $(44,313), respectively.

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

As of September 30, 2019, we have available to us $56,180 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of September 30, 2019, we also had $4,459,078 in interest income available from our investments in our Trust Account to pay for our tax obligations. During the three and nine months ended September 30, 2019, we withdrew $285,000 and $767,848, respectively, to pay our tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than the Sponsor’s commitment described below), loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (including accrued interest, if any). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans (which may include the Sponsor Loan) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The Sponsor Loan warrants would be identical to the Placement Warrants and would be identical to the public warrants, except that they would not be redeemable by us and would be exercisable on a cashless basis. In addition, our Sponsor has committed to provide us with up to an aggregate of $1,000,000 in loans to fund our working capital requirements. In August 2019, we issued an unsecured promissory note in the amount of $1,000,000 to our Sponsor. As of September 30, 2019, we borrowed $150,000 under such note for working capital purposes. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may be converted into Warrants at a conversion price of $1.00 per Warrant at the Sponsor’s discretion.

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

In August 2019, we issued an unsecured promissory note in the amount of $1,000,000 to the Sponsor and we borrowed $150,000 under such note for working capital purposes. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note  shall be payable without interest upon the consummation of a Business Combination or, at the holder’s discretion, the note may be converted into Warrants at a conversion price of $1.00 per Warrant. Each Warrant would be identical to the Placement Warrants discussed above.

At September 30, 2019, we did not have any capital lease obligations or operating lease obligations.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three and nine months ended September 30, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2019, our efforts have been limited to organizational activities, activities relating to our Public Offering (which was consummated in March 2018) and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on November 18, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as file with the SEC on March 26, 2019, except we may disclose changes to such factors and disclose additional findings from time to time in our future filings with the SEC, including but not limited to, our preliminary and definitive proxy statements to be filed in connection with the Business Combination with IGI.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds from the Public Offering

$174,225,000 (or $10.10 per Unit sold in the Public Offering) of the net proceeds from the Public Offering, the Private Placement and proceeds of the Sponsor Loan was placed in the Trust Account. A total of $1,272,777 of such proceeds was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of September 30, 2019, cash held outside the Trust Account was $56,180. The net proceeds of the Public Offering, the sale of the Placement Warrants, and the proceeds of the Sponsor Loan are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Promissory Note (1)

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

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2019.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIBERIUS ACQUISITION CORPORATION

Dated: November 12, 2019	/s/ Michael T. Gray
Name: Michael T. Gray

Title: Chief Executive Officer

(Principal Executive Officer)

Dated: November 12, 2019	/s/ Bryce Quin
Name: Bryce Quin

Title: Chief Financial Officer

(Principal Financial and Accounting Officer)