Form 10-K
period 2019-12-31
Tiberius Acquisition Corp
filed 2020-02-10
CIK 1662253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 28, 2019, as reported on the Nasdaq Capital Market, was $175,950,000.

As of February 7, 2020, there were 21,562,500 shares of the Company’s common stock, par value $0.0001 (the “common stock”).

Documents Incorporated By Reference – None.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“anchor investor” and “co-anchor investors” refer to Church Mutual Insurance Company and each of Fayez Sarofim, Imua T Capital Investments, LLC and Peter Wade, respectively, who are the investors with whom we have entered into forward purchase agreements;

●	“Business Combination” means the transactions contemplated by the Business Combination Agreement, dated as of October 10, 2019, as it may be amended, by and among Tiberius, International General Insurance Holdings Ltd., and, pursuant to a joinder thereto, International General Insurance Holdings Ltd., a newly incorporated Bermuda exempted company and the other parties thereto;

●	“forward purchase agreements” or “forward purchase contracts” refer to agreements providing for the sale of our securities to the anchor or co-anchor investor in private placements to occur concurrently with the closing of our initial business combination;

●	“IGI” refers to International General Insurance Holdings Ltd., a company organized under the laws of the Dubai International Financial Center

●	“we,” “us,” “company”, “Tiberius” or “our company” are to Tiberius Acquisition Corporation;

●	“Pubco” refers to International General Insurance Holdings Ltd., a newly incorporated Bermuda exempted company;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our offıcers and directors;

●	“sponsor” are to Lagniappe Ventures LLC, a Delaware limited liability company; Mr. Michael Gray, our Chairman and Chief Executive Officer, is the managing member of the sponsor;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees;

●	“sponsor loan” refers to the loan our sponsor made to us simultaneously with the closing of our initial public offering;

●	“sponsor loan warrants” refer to the warrants that may be issued to our sponsor upon conversion of the sponsor loan as described herein; and

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated as a Delaware corporation in November 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.  We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

On March 20, 2018, the Company consummated its initial public offering (“IPO”) of 15,000,000 units (the “Initial Units”). Each Unit consists of one share of common stock of the Company, $0.0001 par value per share (“Common Stock”), and one warrant of the Company (“Public Warrant”), with each warrant entitling the holder to purchase one share of Common Stock at $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $150,000,000. The Company had granted Cantor Fitzgerald & Co. (“Cantor”), the representative of the several underwriters in the IPO, a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any (the “Over-Allotment Units”). On March 28, 2018, Cantor exercised the option in full and purchased an aggregate of 2,250,000 Over-Allotment Units (the “Over-Allotment Units”; collectively with the Initial Units, the “Units”).

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of an aggregate of 4,500,000 warrants (“Placement Warrants”) at a price of $1.00 per Placement Warrant, generating total proceeds of $4,500,000. Also, simultaneously with the consummation of the IPO, the Company issued a convertible promissory note to our Sponsor with a principal amount of $1,500,000 and no interest (the “Sponsor Note”). On March 28, 2018, in connection with the underwriters’ exercise of the over-allotment option in full, the Company issued another promissory note to the Sponsor with a principal amount of $225,000 and no interest (the “Second Note”; together with the Sponsor Note, the “Sponsor Notes”). The Sponsor Notes shall be repaid or converted into warrants of the Company at a conversion price of $1.00 per warrant, at the Sponsor’s discretion, only upon consummation of the Company’s initial business combination.

A total of $174,225,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) the Sponsor Notes and the Placement Warrants was placed in a U.S.-based trust account established for the benefit of the Company’s public stockholders.

Our units began trading on March 16, 2018 on the NASDAQ Capital Market under the symbol TIBRU. Commencing on April 10, 2018, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NASDAQ Capital Market under the symbols “TIBRU,” “TIBR” and “TIBRW,” respectively.

On August 28, 2019, we issued an unsecured promissory note in the amount of up to $1,000,000 to our Sponsor. The note bears no interest and is repayable in full upon the earlier of consummation of our initial business combination and winding up. The note may also be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor upon the consummation of our initial business combination. Such warrants would be identical to the private placement warrants issued to the Sponsor at the Company’s initial public offering.

On October 10, 2019, we entered into the Business Combination Agreement (the “Business Combination Agreement”) with Lagniappe Ventures LLC, a Delaware limited liability company (the “Sponsor”), in the capacity as the representative from and after the closing of the Business Combination (as defined below) (the “Closing”) for the stockholders of Tiberius (other than the Sellers (as defined below)) (the “Purchaser Representative”), International General Insurance Holdings Ltd., a company organized under the laws of the Dubai International Financial Center (“IGI”), and Wasef Jabsheh (“Jabsheh”), in the capacity as the representative (the “Seller Representative”) for the holders of IGI’s outstanding common shares that execute and deliver Share Exchange Agreements (as defined below) in connection with the Business Combination (the “Sellers”), to which International General Insurance Holdings Ltd., a newly-formed Bermuda exempted company (“Pubco”) and Tiberius Merger Sub, Inc., its newly-formed wholly-owned subsidiary organized in Delaware (“Merger Sub”) became parties thereto pursuant to joinder agreements entered into after the date thereof.

In connection with the Business Combination Agreement, certain shareholders of IGI holding approximately 99% of the issued and outstanding capital shares of IGI have entered into Share Exchange Agreements with us, IGI and the Seller Representative, pursuant to which Pubco became a party upon execution of a joinder thereto (each, an “Share Exchange Agreement”), and other shareholders of IGI that may enter into Share Exchange Agreements after the date of the Business Combination Agreement and prior to the Closing.

Pursuant to the Business Combination Agreement and the Share Exchange Agreements, subject to the terms and conditions set forth therein, at the Closing (a) we will merge with and into Merger Sub, with us continuing as the surviving entity (the “Merger”), and with all holders of our securities receiving substantially identical securities of Pubco, and (b) Pubco will acquire all or substantially all of the issued and outstanding capital shares of IGI (the “Purchased Shares”) from the Sellers in exchange for a mix of cash and common shares of Pubco, with IGI becoming a subsidiary of Pubco (the “Share Exchange” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares (the “Transaction Consideration”) will be equal to (i) the sum of (the “Adjusted Book Value”) (A) the total consolidated book equity value of IGI and its subsidiaries as of the most recent month end of IGI prior to the Closing (the “Book Value”), plus (B) the amount of IGI’s out-of-pocket transaction expenses which reduced the Book Value from what it would have been if such expenses had not been incurred, multiplied by (ii) 1.22, and multiplied by (iii) a fraction equal to (A) the total number of Purchased Shares divided by (B) the total number of issued and outstanding IGI common shares as of the Closing.

$80.0 million of the Transaction Consideration will be paid in cash (the “Cash Consideration”), with each Purchased Share acquired for cash paid based on a value equal to two times Adjusted Book Value per share. The Purchased Shares paid with the Cash Consideration will be allocated among the Sellers based on an agreed upon formula, with Wasef Jabsheh receiving $65.0 million of the Cash Consideration, Mr. Jabsheh’s family members receiving no Cash Consideration and the remaining Sellers receiving the remaining $15.0 million pro rata based on the Purchased Shares owned by each such remaining Seller.

The remaining Transaction Consideration will be paid by Pubco to the Sellers by delivery of newly issued common shares of Pubco (the “Exchange Shares”) equal in value to the Transaction Consideration less the Cash Consideration, with each Exchange Share valued at the price per share (the “Redemption Price”) at which each share of our common stock is redeemed pursuant to the redemption by us of shares of our common stock from our public stockholders in connection with the Business Combination, as required by its amended and restated certificate of incorporation and our initial public offering prospectus. The Exchange Shares will be allocated among the Sellers pro rata based on the total number of Purchased Shares held by them after deducting the number of Purchased Shares paid for with the Cash Consideration.

A number of Exchange Shares otherwise issuable to the Sellers at the Closing equal to 2.5% of the Transaction Consideration (the “Escrow Shares”) will be set aside in escrow and delivered to Continental Stock Transfer & Trust Company (or such other escrow agent reasonably acceptable to Tiberius and IGI), as escrow agent (the “Escrow Agent”), at the Closing, with such Escrow Shares, and any dividends, distributions or other earnings thereon, to be used as the sole source of remedy available to Pubco for any post-closing Transaction Consideration negative adjustments. The Escrow Shares will be allocated among the Sellers pro rata based on the number of Exchange Shares received by each Seller, and while held in escrow, each Seller will have voting rights on the Escrow Shares based on such allocation. The Transaction Consideration to be paid by Pubco at the Closing will be based on an estimate of the most current month-end Adjusted Book Value at the Closing and subject to a post-Closing true-up. If the true-up results in a decrease in the Transaction Consideration, such true-up will be paid to Pubco by delivery of the Escrow Shares (which will be effectively cancelled by Pubco) and other escrow property based on a price per share equal to the Redemption Price. If the true-up results in an increase in the Transaction Consideration, such true-up will be paid by Pubco by delivery of additional Exchange Shares based on a price per share equal to the Redemption Price (and without a cap on the number of additional Exchange Shares to be issued). Upon the final determination of the true-up, any remaining Escrow Shares or other escrow property will be delivered to the Sellers.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, we entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”), pursuant to which we agreed to issue and sell to the PIPE Investors an aggregate of $23,611,809 of shares of our common stock at a price of $10.20 per share immediately prior to, and subject to, the Closing, which will become Pubco common shares in the Business Combination. The Subscription Agreement investment is conditioned on the concurrent Closing and other customary closing conditions. The PIPE Investors were also given registration rights in the Subscription Agreements pursuant to which Pubco, as the successor to Tiberius, will be required to file a resale registration statement for the shares issued to the PIPE Investors within 30 days after the Closing and use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof. Each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom). The proceeds from the Subscription Agreement investment will be used to fund a portion of the cash consideration for the Business Combination, the transaction expenses and other liabilities of Tiberius and otherwise provide working capital and funds for corporate purposes to Pubco after the Closing.

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, we entered into subscription agreements (each, a “Backstop Subscription Agreement”) with our directors and officers Michael Gray and Andrew Poole and their related company The Gray Insurance Company (collectively, the “Backstop Investors”), pursuant to which we agreed to issue and sell to the Backstop Investors up to an aggregate of $20,000,000 of shares of our common stock at $10.20 per share immediately prior to, and subject to, the Closing, which will become Pubco common shares in the Business Combination, if and solely to the extent that the minimum cash condition set forth in the Business Combination Agreement would otherwise not be met without their purchase (and prior to giving effect to any payment in Pubco common shares in lieu of cash under a certain amendment to the Underwriting Agreement we entered into in connection with our initial public offering). The Backstop Subscription Agreement investment is conditioned on the concurrent Closing and other customary closing conditions. The Backstop Investors were also given registration rights in the Backstop Subscription Agreements pursuant to which Pubco, as our successor, will be required to file a resale registration statement for the shares issued to the Backstop Investors within 30 days after the Closing and use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof. Each Backstop Investor agreed in the Backstop Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account held for our public shareholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom). The proceeds from the Backstop Subscription Agreement investment will be used to fund a portion of the cash consideration for the Business Combination, our transaction expenses and other liabilities and otherwise provide working capital and funds for corporate purposes to Pubco after the Closing.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Our Search for Business Combination Opportunities

Since our initial public offering, we have concentrated our efforts on seeking and completing an initial business combination within the middle-market insurance sector that has an expected enterprise value of greater than $350 million. While we are permitted to pursue an acquisition opportunity in any business industry or sector and in any geographic region, we have focused on companies in the middle-market insurance sector in order to best combine the expertise and experience of our management team in a sector that offers attractive investment opportunities.

We broadly define the insurance sector (or insurance companies) to include, but not be limited to:

●	Insurance carriers, including property-casualty, life, health and reinsurance;

●	Insurance distribution companies, including retail agents, insurance brokers or managing general underwriters;

●	Service providers, including claims or medical cost management, data and technology providers, and asset managers; and

●	InsurTech companies, including companies focused on harnessing technology to maximize savings and efficiency, launching growth opportunities and innovating new risk selection processes from the established insurance operating model.

We believe that the middle-market insurance sector is highly fragmented, with hundreds of private companies facing a confluence of insurance industry-specific factors contributing to ever increasing financial and operational pressures, including:

●	Onset of InsurTech companies harnessing technology and driving an increased importance of data;

●	Tightening regulations including an enhancement to the A.M. Best stochastic-based BCAR (Best Capital Adequacy Ratio) model and enhancements to the NAIC (National Association of Insurance Commissioners) Property Casualty RBC (Risk Based Capital) formula, leading to higher capital requirements;

●	Low interest rate environment, negatively impacting returns on invested capital;

●	Increasing competition, often from larger entities, decreasing underwriting margins and limiting revenue growth;

●	Declining cash flow, resulting in lower distributions to owners;

●	Limited diversification and monetization options, due to their small size and limited resources; and

●	Recent catastrophic events including Hurricane Harvey, Hurricane Irma, Hurricane Maria, two recent earthquake loss events in Mexico and the 2017 California wildfires, leading to balance sheet stress.

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

While there is no assurance that we will be able to consummate a business combination with an insurance company such as IGI, our management team’s objective is to generate attractive risk adjusted returns (including a focus on tangible book value per share growth) and create value for our stockholders by applying our disciplined strategy of underwriting intrinsic worth and improving tangible book value per share growth after making an acquisition to unlock value. We believe that our management’s investments in the insurance sector, M&A experience, and advisory capabilities optimize the opportunity to identify, diligence, consummate and add substantial value to the business post combination with a focus on tangible book value per share growth. Our management team has: a) experience in operating profitable middle-market insurance sector companies, b) a broad network of contacts and relationships in the insurance and financial markets that may serve as a useful source of proprietary deal flow, in addition to traditional relationships with other third party investment funds, investment banks, consultants, auditors, and lawyers c) in-depth investing, financial and M&A transaction acumen, and d) worked together previously on various projects over a period of years.

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

We believe that our management team (i) provides access to a wide breadth of business combination opportunities, (ii) attracts potential business owners, who view the public vehicle and our management team’s capabilities in a positive manner and, (iii) contributes value-added services in their role as advisors or in leadership positions post business combination, as we seek to build a strong growth platform.

Target Industry of Focus

Since our initial public offering, we have concentrated our efforts on seeking and completing an initial business combination within the middle-market insurance sector that has an expected enterprise value of greater than $350 million. While we are permitted to pursue an acquisition opportunity in any business industry or sector and in any geographic region, we have focused on companies in the middle-market insurance sector in order to best combine the expertise and experience of our management team in a sector that offers attractive investment opportunities.

We broadly define the insurance sector (or insurance companies) to include, but not be limited to:

●	Insurance carriers, including property-casualty, life, health and reinsurance;

●	Insurance distribution companies, including retail agents, insurance brokers or managing general underwriters;

●	Service providers, including claims or medical cost management, data and technology providers, and asset managers; and

●	InsurTech companies, including companies focused on harnessing technology to maximize savings and efficiency, launching growth opportunities and innovating new risk selection processes from the established insurance operating model.

We believe that the middle-market insurance sector is highly fragmented, with hundreds of private companies facing a confluence of insurance industry-specific factors contributing to ever increasing financial and operational pressures, including:

●	Onset of InsurTech companies harnessing technology and driving an increased importance of data;

●	Tightening regulations including an enhancement to the A.M. Best stochastic-based BCAR model and enhancements to the NAIC (National Association of Insurance Commissioners) Property Casualty RBC (Risk Based Capital) formula, leading to higher capital requirements;

●	Low interest rate environment, negatively impacting returns on invested capital;

●	Increasing competition, often from larger entities, decreasing underwriting margins and limiting revenue growth;

●	Declining cash flow, resulting in lower distributions to owners;

●	Limited diversification and monetization options, due to their small size and limited resources; and

●	Recent catastrophic events including Hurricane Harvey, Hurricane Irma, Hurricane Maria, two recent earthquake loss events in Mexico and the 2017 California wildfires, leading to balance sheet stress.

Acquisition Criteria

Consistent with our current acquisition strategy, we have identified the following general criteria and guidelines we intend to use in evaluating prospective target businesses. While we have used these criteria and guidelines in evaluating acquisition opportunities, we may ultimately decide to enter into our initial business combination with a target business such as IGI that only meets some but not all of these criteria and guidelines. We intend to seek to acquire one or more businesses that we believe:

●	have tangible book value per share growth that is underperforming compared to its peers where we can create enhanced risk adjusted shareholder returns by identifying value enhancing processes prior to the business combination;

●	have significant growth and profit opportunities that are not being utilized. Improvements can be accomplished through a combination of enhanced utilization of reinsurance and partnerships, more effective growth in invested asset management, prudent capital management, data and technology enhancements leading to revenues generating superior risk adjusted returns, reviews of third party capital opportunities and strengthening of the balance sheet;

●	benefit from enhanced access to capital markets through the public company structure. We believe that some private insurance companies have a lower return on tangible common equity and find it more difficult to grow relative to their public company peer groups due to a lack of established access to the public equity and debt markets;

●	are being impeded by low interest rates, tightened regulatory standards, insufficient distributions to owners, increased competition, increasing capital requirements, limited diversification opportunities and the impact of InsurTech companies. Our management team believes it can leverage their experience and innovation to drive improved financial performance and ultimately a stronger competitive position;

●	current management will gain a valuable employee retention tool by being a public company and be incented to retain ownership and help enhance shareholder value creation alongside our management team and advisors;

●	we can solve next generation and dissident shareholder issues that a company may face; and

●	have opted not to sell to a larger or foreign entity where future upside is no longer largely driven by the original operations.

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

Financial Position. With funds held in trust available for our initial business combination, currently (as of December 31, 2019) in the amount of $179,491,402 (including deferred underwriting commissions and proceeds of the sponsor loan) as well as amounts available as a result of the forward purchase contracts, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

We anticipate structuring our initial business combination so that the post-transaction company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ after this offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of IGI was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Our anchor investor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units at $10.00 per unit, and 300,000 shares of common stock (which shares will be issued for no additional consideration and will have the same terms as the founder shares described herein) for total gross proceeds of $15,000,000. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination including the Business Combination or for the combined company’s working capital needs. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination or future working capital needs. As part of the forward purchase contract, we have granted our anchor investor the right to appoint a single observer to our Board of Directors. In May 2018, Michael Millhouse, a designee of our anchor investor, was elected as a director of our company. Pursuant to that certain Warrant Purchase Agreement between us and our anchor investor executed in October 2019, we agreed to purchase from the anchor investor, simultaneously with and subject to the closing of the Business Combination, 3,000,000 of warrants owned by our anchor investor, with 1,500,000 of such warrants currently owned by this investor and 1,500,000 of such warrants to be issued to this investor, at $0.75 per warrant, for an aggregate purchase price of $2,250,000.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While IGI is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Business Combination with IGI and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

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

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we have closely scrutinized the management of a prospective target business including the management of IGI when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Business Combination in which Mr. Gray and Mr. Poole will serve as directors of Pubco post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the Business Combination), or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, other than the transactions contemplated by the Backstop Subscription Agreements described above, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2019, was approximately $10.40 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination such as the Business Combination with IGI or (ii) by means of a tender offer if the Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

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

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights (which requirement is applicable in the Business Combination), whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from two days prior to the vote on the business combination if we distribute proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If we do not consummate the Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect to use the amounts held outside the trust account ($179,491,402 as of December 31, 2019) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that Mr. Gray will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Gray will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We may have access to amounts held outside of the trust account ($179,491,402 as of December 31, 2019), to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates.  In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination before March 20, 2020 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets upon consummation of our initial business combination of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated before March 20, 2020, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Periodic Reporting and Financial Information

We have registered our units, common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financing reporting standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with such principles or standards or that the potential target business will be able to prepare its financial statements in accordance therewith. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

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

Item 1A. Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risks relating to IGI and the Business Combination, see our preliminary proxy statement/prospectus filed on December 10, 2019.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with limited operating results. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

If the Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As of December 31, 2019, our initial stockholders own 20.1% of our outstanding shares of common stock. As a result, we would need only 6,443,751 of the 17,250,000 public shares, or 37.4%, sold in our initial public offering to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Although we are seeking stockholder approval of the Business Combination, if such transaction is not consummated and we seek to enter into a business combination with other target companies, our Board of Directors may complete such business combination without seeking stockholder approval. Under such circumstance, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In particular, the Business Combination Agreement provides for a minimum cash of $100 million in cash and cash equivalents, including funds in the trust account and from any equity financing as a closing condition for the Business Combination. While we will have access to approximately $100 million committed capital from gross proceeds from the forward purchase contracts, private placements to be consummated at the closing of the Business Combination and other sources to satisfy such closing condition, we may have to satisfy a higher minimum cash closing condition if the Business Combination is not consummated and we seek to enter into a business combination with other target companies. Under those circumstances, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Business Combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing such as the private placement and the backstop financing to be consummated in connection with the Business Combination. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by March 20, 2020. We may not be able to complete the Business Combination or find another suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.40 per share, based on the balance of our trust account as of December 31, 2019, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination (such as the Business Combination) and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

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

Our units, common stock and warrants are listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until March 20, 2020, assuming that our initial business combination is not completed during that time. We believe that, as of December 31, 2019, the funds available to us outside of the trust account (primarily proceeds from loans to our sponsor), will be sufficient to allow us to operate until March 20, 2020. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to them, which could be less than $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.

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

As of December 31, 2019, we had $78,697 held outside the trust account that is available to us. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate in addition to the $500,000 loans outstanding as of December 31, 2019 or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such additional advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to them, which could be less than $10.10 per share on our redemption of our public shares, and our warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The grant of registration rights to our initial stockholders and holders of our private placement warrants as well as sellers and investors in connection with our initial business combination may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants and the common stock issuable upon conversion of loans. In connection with the Business Combination, Pubco will be required to file a resale registration statement shortly after Closing which registers for resale the Pubco common shares held by our sponsor, officers and directors and the former stockholders of IGI. Following the consummation of the Business Combination, Pubco is also required to file and maintain an effective registration statement under the Securities Act covering securities to be issued to investors pursuant to forward purchase contracts and securities to be issued to the PIPE Investors. Pubco is also required to file a registration statement covering the issuance of Pubco common shares upon the exercise of Pubco warrants.

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

If the Business Combination is not consummated, we may seek investment opportunities in industries outside of the insurance sector (which industries may or may not be outside of our management’s area of expertise). Additionally, if investing in any such industry is against the internal written policies of our anchor investor, we may not be able to consummate the forward purchase contract with our anchor investor.

As of the date of this report, we have been focusing on business combination opportunities in the insurance sector and have not actively looked to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise). Even if the Business Combination is not consummated, we intend to continue to focus on identifying business combination candidates in the insurance sector. However, we will consider a business combination outside of the insurance sector if a business combination candidate is identified and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in insurance sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business such as IGI with which we enter into our initial business combination will not have all of these attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to them, which could be less than $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 60,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, there were 38,437,500 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. There are no shares of preferred stock issued and currently outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

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

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, may not presently be ascertained. Although some of our key personnel may remain with the target business in senior management positions, directorship or advisory roles following our business combination, it is likely that some or all of the management of the target business will remain in place. For instance, although Mr. Gray and Mr. Poole will remain as directors of Public following the Business Combination, all current members of IGI’s management will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

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

Prior to our initial public offering, none of our executive officers or directors has ever been associated with a special purpose acquisition corporation. Accordingly, you may not have sufficient information with which to evaluate their ability to identify and consummate a business combination using the proceeds of our initial public offering. Our management’s lack of experience in operating a special purpose acquisition corporation could adversely affect our ability to consummate a business combination and could result in our failure to complete a business combination in the prescribed time frame.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to a breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

As of the date of this report, our sponsor, officers and directors own an aggregate of 4,337,500 shares of common stock, including 4,312,500 founder shares. In addition, our sponsor owns 4,500,000 private placement warrants, each exercisable into one share of our common stock at $11.50 per share and holds convertible promissory notes with an aggregate principal amount of $2,225,000, which are convertible into warrants of the Company at the Sponsor’s option. The founder shares will be worthless if we do not complete an initial business combination. In addition, the sponsor loan will not be repaid if our business combination is not consummated.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

As of December 31, 2019, $179,491,402 was available for completing our business combination (which includes $1,725,000 of sponsor loans being held in the trust account and up to $7,350,000 for the payment of deferred underwriting commission). In addition, our anchor investor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement to occur concurrently with the consummation of our initial business combination, 1,500,000 of our units, and 300,000 shares of common stock (which shares will be issued for no additional consideration and otherwise have the same terms as the founder shares described herein) for total gross proceeds of $15,000,000, and our co-anchor investors have also committed, pursuant to forward purchase contracts with us, to purchase, in a private placement to occur concurrently with the consummation of our initial business combination, 1,000,000 shares of our common stock at a purchase price of $10.00 per share and 100,000 additional shares of our common stock (which additional shares shall be issued for no additional consideration and shall otherwise have the same terms as the founder shares described herein) for total gross proceeds of $10,000,000. In addition, in connection with the Business Combination, we entered into subscription agreements with certain accredited investors, pursuant to which we agreed to issue and sell to such investors an aggregate of $23,611,809 of shares of our common stock at a price of $10.20 per share immediately prior to, and subject to, the closing of the Business Combination. We also entered into subscription agreements with our directors and officers Michael Gray and Andrew Poole and their related company the Gray Insurance Company, pursuant to which such investors agreed to purchase up to an aggregate of $20,000,000 of shares of our common stock at a price of $10.20 per share immediately prior to, and subject to, the Closing, which will become Pubco common shares in the Merger, if and solely to the extent that the minimum cash condition set forth in the Business Combination Agreement would otherwise not be met without their purchase (and prior to giving effect to any payment in Pubco common shares in lieu of cash under certain Underwriting Agreement amendment).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20.1% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Our initial stockholders own 20.1% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any units in our initial public offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, not all directors will be considered for election at our annual meetings of stockholders prior to the consummation of our initial business combination and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

We sold warrants to purchase 17,250,000 shares of our common stock as part of units in our initial public and, simultaneously with the closing of our initial public offering, we issued private placement warrants to purchase 4,500,000 shares of our common stock. In addition, at the closing of our initial business combination, we may issue additional sponsor loan warrants upon conversion of the sponsor loan. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this report. Since we are not deemed to be a large accelerated filer or an accelerated filer based on such evaluation, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

Business combinations with companies in the insurance sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results;

●	We may not be able to obtain regulatory approvals in connection with a business combination in a timely manner, or at all, and this delay or failure may result in additional expenditures of money and resources, jeopardize our efforts to consummate a business combination within required time periods and force us to liquidate;

●	Each of our target businesses will be subject to extensive regulation, which may adversely affect our ability to achieve our business objectives; in addition, if a target business fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which could reduce our earnings significantly;

●	If we fail to properly evaluate the financial position and reserves of a target business with which we enter into a business combination, our losses and benefits from the operation of that business may exceed our loss and benefit reserves, which could have a significantly adverse effect on our results of operations;

●	A downgrade in the claims paying and financial strength ratings of a target business may cause significant declines in its revenues and earnings;

●	Changes in market interest rates or in the equity security markets may impair the performance of a target business’ investments, the sales of its investment products and issuers of securities held in the portfolio of the target business;

●	The exclusions and limitations in policies written by a target business may not be enforceable;

●	Cyclical changes in the property/casualty insurance industry may negatively impact a target business’ results of operations;

●	Catastrophic losses are unpredictable and may adversely affect the results of operations, liquidity and financial condition of a target business;

●	A target business may be subject to assessments and other surcharges from state guaranty funds, mandatory reinsurance arrangements and state insurance facilities, which may reduce or otherwise impair profitability;

●	Reliance by a target business on information technology and telecommunications systems and the failure or disruption of these systems could disrupt its operations and adversely affect its results of operations;

●	If our target business’ established reserves for insurance claims are insufficient, its earnings may be reduced or it could suffer losses; and

●	If a target business is engaged in insurance brokerage, a reduction in insurance premium rates and commission rates may have an adverse effect on its operations and profits.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 3601 N Interstate 10 Service Rd W, Metairie, LA 70002. Such facility is provided by our sponsor at a monthly charge of $10,000.

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

Holders

On February 5, 2020, there was 1 holder of record of our units, 7 holders of record of our common stock, and 3 holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

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

As indicated in the accompanying financial statements, at December 31, 2019, we had $78,697 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

For the year ended December 31, 2019, we had net income of $1,937,205, which consists of operating costs of $1,361,167 and a provision for income taxes of $651,500, offset by interest income of $3,854,255, and an unrealized gain on marketable securities held in our Trust Account of $95,617.

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

As of December 31, 2019, we have available to us $78,697 of cash on our balance sheet. We will use these funds primarily to evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of December 31, 2019, we incurred $521,564 of expenses related to the proposed Business Combination. As of December 31, 2019, we also had $5,138,541 in interest income available from our investments in our Trust Account to pay for our tax obligations. During the year ended December 31, 2019, the Company withdrew $902,848 to pay its tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than the Sponsor’s commitment described below), loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (including accrued interest, if any). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans (which may include the Sponsor Loan) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The Sponsor Loan warrants would be identical to the Placement Warrants and would be identical to the public warrants, except that they would not be redeemable by us and would be exercisable on a cashless basis. In addition, our Sponsor has committed to provide us with up to an aggregate of $1,000,000 in loans to fund our working capital requirements. In August 2019, we issued an unsecured promissory note in the amount of $1,000,000 to our Sponsor. As of December 31, 2019, we borrowed $500,000 under such note for working capital purposes. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may be converted into Warrants at a conversion price of $1.00 per Warrant at the Sponsor’s discretion. However, the lender is no longer entitled to conversion rights in the event the loan is repaid in cash prior to conversion.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations until March 20, 2020, our mandatory liquidation date. We do not believe we will need to raise additional funds (other than the Sponsor Loan commitment discussed above) prior to our initial business combination in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing to complete our business combination if our forward purchase agreements are not consummated or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional equity securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

In August 2019, we issued an unsecured promissory note in the amount of $1,000,000 to the Sponsor and we borrowed $500,000 under such note for working capital purposes. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note shall be payable without interest upon the consummation of a Business Combination or, at the holder’s discretion, the note may be converted into Warrants at a conversion price of $1.00 per Warrant. Each Warrant would be identical to the Placement Warrants discussed above.

At December 31, 2019 and 2018, we did not have any capital lease obligations or operating lease obligations.

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

Pursuant to a registration rights agreement entered into on March 15, 2018, the holders of the Founder Shares, holders of the private placement warrants and holders of any warrants issued to the sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of Tiberius Common Stock issuable upon the exercise of such warrants, respectively) are entitled to registration rights. The Sponsor, holders of the private placement warrants and holders of any warrants issued to the Sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to make up to three demands, excluding short form registration demands, that Tiberius register such securities for sale under the Securities Act. In addition, these holders have ’‘piggy-back’’ registration rights to include their securities in other registration statements filed by Tiberius. Tiberius will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the years ended December 31, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the years ended December 31, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Michael T. Gray	59	Executive Chairman & Chief Executive Officer
Andrew J. Poole	38	Chief Investment Officer & Director
Bryce Quin	36	Chief Financial Officer
C. Allen Bradley, Jr.	68	Director
Senator E. Benjamin Nelson.	78	Director
John D. Vollaro	75	Director
John W. Hayden	62	Director
Michael Millhouse	64	Director

Michael T. Gray, our Executive Chairman and Chief Executive Officer since inception, has over 30 years of leadership experience in the insurance industry. He is the principal executive and President of The Gray Insurance Company, a middle-market property and casualty insurance company with an A.M. Best credit rating of ‘A-’. Mr. Gray became President of The Gray Insurance Company in 1996. In addition to his role at The Gray Insurance Company, Mr. Gray is Chairman of the Board of the Louisiana Insurance Guaranty Association since 2008 (Director since 1995), Director of the American Insurance Association since 2011, Director of the Property Casualty Insurers Association of America since 2010, Director of the Tulane University Family Business Center Advisory Council since 2008 and, from 1999 to 2003, served on the board of directors at the Argo Group International Holdings (Nasdaq: AGII), a global property and casualty, specialty insurance, and reinsurance products provider. Mr. Gray was the Chairman of the Board of Family Security, a personal lines/homeowners insurance company, in which The Gray Insurance Company held an ownership interest from 2013 to 2015. This culminated in the sale of the company, which Mr. Gray led, to United Insurance Holding Corporation (Nasdaq: UIHC). The parent of The Gray Insurance Company, Gray & Company, has acquired or developed several businesses under Mr. Gray’s guidance, including title insurance, oil production and exploration facilities, technology development and real estate. Mr. Gray holds a B.A. from Southern Methodist University and an MBA from Tulane University. We believe Mr. Gray is qualified to serve on our Board due to his leadership credentials, operational experience, deep knowledge of, and connections in, the insurance industry, and because we believe he is uniquely qualified to lead our efforts in sourcing, assessing, closing on and adding value to a target company in the Insurance sector.

Andrew J. Poole, our Chief Investment Officer and Director since December 2017, has over 15 years of diversified insurance company investment experience with a focus on analyzing public insurance companies. Currently an investment consultant at The Gray Insurance Company since 2015, his analytical work on insurance companies includes significant financial statement analysis and on-site due diligence with management teams, valuation and modeling of public securities across the capital structure, high degree of efficiency in data interpretation and reserve analysis and an in depth understanding of insurance markets and financial markets and economics broadly. Mr. Poole’s most recent role prior to joining The Gray Insurance Company was as a Partner and Portfolio Manager at Scoria Capital Partners, LP, a long/short equity hedge fund, where he managed a portion of the firm’s capital including insurance sector investments from 2013 to 2015. His responsibilities included position sourcing and idea generation, fundamental research, risk management and overall investment portfolio construction for the insurance sector. Prior to Scoria, Mr. Poole held various positions at Diamondback Capital Management from 2005 to 2012 (including Portfolio Manager from 2011 onwards) and SAC Capital from 2004 to 2005, both multi-strategy multi-manager cross capital structure long/short hedge funds. Earlier, Mr. Poole started his career at Swiss Re (SIX: SREN) working in facultative property placements in 2003. Mr. Poole was on the Board of Family Security, a personal lines/homeowners insurance company, and worked alongside Michael T. Gray in that capacity from 2013 until 2015. He also served on the risk and reinsurance committees of Family Security working closely with management on rate filings, regulatory matters, strategy, marketing and reinsurance placements from 2013 to 2015. Mr. Poole holds a B.A. from The George Washington University. We believe Mr. Poole is qualified to serve on our Board due to his background in investment management of insurance investments, his extensive public company insurance valuation expertise, his deep knowledge of the insurance industry and his ability to guide public company insurance ongoing needs.

Bryce Quin, CPA, our Chief Financial Officer since December 2017, has worked for the Gray & Company family of companies since 2003. He has served as Accounting Manager for The Gray Insurance Company since 2007 and maintains and reports on the results and balance of its investment portfolio of The Gray Insurance Company. Additionally, Mr. Quin has been a member of the Gray & Company Investment Committee since its inception in 2013. He has experience analyzing investment opportunities in the insurance industry, the oil and gas sector and commercial property development. Mr. Quin holds an M.B.A. with a Finance Concentration from the University of New Orleans and a B.S. in Accounting from the University of New Orleans.

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

Senator E. Benjamin Nelson has been serving a director of ours since March 2018. Since 2016 he has been an attorney in private practice and a strategic partner at HBW Resources, a consulting and advocacy firm. Senator Nelson has over 40 years of insurance, regulatory, government and leadership experience. From 2013 to 2016, Senator Nelson was Chief Executive Officer of the National Association of Insurance Commissioners (NAIC), the U.S. standard setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S territories. From 2001 to 2013, Senator Nelson served two terms representing the State of Nebraska in the U.S. Senate and was a member of the Senate Agriculture Committee and the Senate Armed Services Committee. Among his many distinguished accomplishments, Senator Nelson was instrumental in gaining passage of the Terrorism Risk Insurance Act (TRIA), which provided a “backstop” for catastrophic insurance losses resulting from acts of terrorism. Earlier in his career, Senator Nelson was Governor of Nebraska (1990 to 1998) where he led the state to eight straight balanced budgets. Senator Nelson has extensive experience in the insurance sector and started his career in insurance law. In addition to his service at the NAIC, he served as Chief Executive Officer of the Central National Insurance Group and was the Director of the Nebraska Department of Insurance. Currently, Senator Nelson serves on the Board of Directors of Behlen Manufacturing Corporation as well as a founding board member of the National Strategic Research Institute. Senator Nelson earned a Juris Doctorate, as well as a bachelor’s and master’s degree from the University of Nebraska in Lincoln, Nebraska. He also received the 2011 Distinguished Alumni Award from the University of Nebraska College of Law and an honorary doctor of letters from the University of Nebraska in 2013.We believe that Senator Nelson is qualified to serve on our Board because of his extensive experience in insurance law and regulatory matters, and leadership positions in the insurance industry.

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

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Bradley, Nelson, Hayden, and Millhouse will expire at our annual meeting of stockholders in 2021. The term of office of the second class of directors, consisting of Messrs. Gray, Poole and Vollaro will expire at the annual meeting of stockholders in 2020.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating director nominees, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year have not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

We have agreed to pay our Chief Investment Officer $12,500 per month until the earlier of our liquidation or the consummation of our initial business combination. None of our other executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 7, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,562,500 shares of our common stock outstanding as of February 7, 2020. Voting power represents the combined voting power of common stock owned beneficially by such person. On all matters to be voted upon, the holders of the common stock vote together as a single class. The table below does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Lagniappe Ventures LLC	4,252,500	19.7%
Michael T. Gray(2)	4,252,500	19.7%
Andrew Poole(3)	-	*
Bryce Quin(3)	-	*
C. Allen Bradley, Jr.(3)	40,000	*
Senator E. Benjamin Nelson(3)	15,000	*
John D. Vollaro(3)	15,000	*
John W. Hayden(3)	15,000	*
Michael Millhouse(3)	-	*
All officers and directors as a group (eight individuals)	4,337,500	20.1%
Weiss Asset Management LP(4)	1,392,562	6.5%
Polar Asset Management Partners Inc. (5)	1,714,300	8.0%
Weiss Multi-Strategy Advisers LLC (6)	1,327,700	6.2%
HGC Investment Management Inc. (7)	1,348,200	6.3%
Linden Advisors LP (8)	1,471,600	6.8%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 3601 N Interstate 10 Service Rd W, Metairie, LA 70002

(2)	These shares represent the founder shares held by our sponsor. Michael T. Gray, our Executive Chairman and Chief Executive Officer, is the managing member of Lagniappe Ventures LLC, our sponsor. Consequently, Mr. Gray may be deemed the beneficial owner of the founder shares held by our sponsor, Mr. Gray has sole voting and dispositive control over such securities. Excludes shares of our common stock which Michael Gray and his related company The Gray Insurance Company have agreed to purchase at the closing of the Business Combination pursuant to the Backstop Subscription Agreement.

(3)	Other than as set forth above, none of our officers or directors owns any shares of our common stock; However, each of Mr. Poole and Mr. Quin has a pecuniary interest in shares of our common stock through their respective ownership of membership interests in our sponsor. Neither Mr. Poole nor Mr. Quin has voting or dispositive power over Tiberius securities held by the Sponsor. Excludes shares of our common stock which Andrew Poole has agreed to purchase at the closing of the Business Combination pursuant to the Backstop Subscription Agreement. Excludes 10,000 shares of our common stock which Michael Millhouse has agreed to purchase at the closing of the Business Combination. Excludes 9,805 shares of our common stock which John W. Hayden has agreed to purchase at the closing of the Business Combination.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2019, Weiss Asset Management L.P., BIP GP, WAM GP, and Andrew M. Weiss, Ph.D., each share voting and dispositive power with respect to 1,392,562 shares of our common stock. Shares reported therein for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management L.P. is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management L.P. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management L.P. include shares beneficially owned by the Partnership (and reported above for BIP GP).The business address for each of these reporting persons is 222 Berkeley St., 16th Floor, Boston, MA 02116.

(5)	According to a Schedule 13G filed with the SEC on February 11, 2019, Polar Asset Management Partners Inc. holds sole voting and dispositive power with respect to 1,714,300 shares of our common stock. The business address for the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)	According to a Schedule 13G/A filed with the SEC on February 12, 2019, Weiss Multi-Strategy Advisers LLC shares voting and dispositive power with George A. Weiss with regard to 1,327,700 shares of our common stock. Such shares are owned by advisory clients of Weiss Multi-Strategy Advisers LLC and George Weiss is the managing member of Weiss Multi-Strategy Advisers LLC. The business address of each of the reporting persons is One State Street, 20th Floor, Hartford, CT 06103.

(7)	According to a Schedule 13G filed with the SEC on February 13, 2019, HGC Investment Management Inc. has voting and dispositive power with regard to 1,348,200 shares of our common stock. The business address of the reporting person is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(8)	According to a Schedule 13G filed with the SEC on October 18, 2019, Linden Advisors LP has shared dispositive power with Siu Min Wong with respect to 1,471,600 shares of Tiberius Common Stock, and Linden Capital L.P. has shared dispositive power with Linden GP LLC with regard to 1,323,201 shares of Tiberius Common Stock. Such shares are held for the account of Linden Capital L.P. and one or more separately managed accounts, and Siu Min Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. The business address is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda, for Linden Capital L.P. and 590 Madison Avenue, 15th Floor, New York, New York 10022 for each of Linden Advisors LP, Linden GP LLC and Siu Min Wong.

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

In March 2018, the Sponsor extended a loan to the Company in the amount of $1,725,000, inclusive of $225,000 as a result of the exercise of the underwriter’s over-allotment option, which is non-interest bearing and will which will become due upon the completion of a business combination. In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors of Tiberius may, but are not obligated to, loan us funds as may be required. If we complete our business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to it. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. In August 2019, we issued an unsecured promissory note in the amount of up to $1,000,000 to the Sponsor. The note bears no interest and is repayable in full upon the earlier of consummation of our initial business combination and winding up. As of December 31, 2019, Tiberius borrowed $500,000 under such note for working capital purposes. Up to $2,000,000 of such loans (including the foregoing loans from the Sponsor) may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants discussed above, though the Sponsor loan warrants would be identical to the public warrants, except that they would not be redeemable by us and would be exercisable on a cashless basis.

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

Simultaneously with the execution of the Business Combination Agreement on October 10, 2019, our directors and officers Michael Gray and Andrew Poole and their related company The Gray Insurance Company (the “Backstop Investors”) executed Backstop Subscription Agreements with us, pursuant to which we agreed to issue and sell to these investors up to an aggregate of $20,000,000 of shares of our common stock at $10.20 per share immediately prior to, and subject to, the Closing, which will become Pubco common shares in the Business Combination, if and solely to the extent that the minimum cash condition set forth in the Business Combination Agreement would otherwise not be met without their purchase (and prior to giving effect to any payment in Pubco common shares in lieu of cash under a certain amendment to the Underwriting Agreement we entered into in connection with our initial public offering). The Backstop Subscription Agreement investment is conditioned on the concurrent Closing and other customary closing conditions. These investors were also given registration rights in the Backstop Subscription Agreements pursuant to which Pubco, as our successor, will be required to file a resale registration statement for the shares issued to the Backstop Investors within 30 days after the Closing and use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof. Each Backstop Investor agreed in the Backstop Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account held for our public shareholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom). The proceeds from the Backstop Subscription Agreement investment will be used to fund a portion of the cash consideration for the Business Combination, our transaction expenses and other liabilities and otherwise provide working capital and funds for corporate purposes to Pubco after the Closing.

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

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director; and

●	whether the transaction would present an improper conflict of interest for any director or executive officer.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.  The aggregate fees of Marcum related to audit and review services in connection with our initial public offering totaled $56,135 and $54,089 for the fiscal years ended December 31, 2019 and December 31, 2018, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate audit related fees paid to Marcum totaled $3,627 and $0 for the fiscal years ending December 31, 2019 and 2018, respectively.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the fiscal years ended December 31, 2019 and December 31, 2018.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2019 and December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Tiberius Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tiberius Acquisition Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY 10017

February 7, 2020

TIBERIUS ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS:
Current assets:
Cash	$78,697	$325,115
Income tax receivable	-	30,000
Prepaid expenses	33,563	114,725
Total current assets	112,260	469,840
Investments and cash held in trust account	179,491,402	176,444,379
Total assets	$179,603,662	$176,914,219

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$294,560	$184,237
Due to sponsor	125,000	5,000
Income tax payable	5,416	-
Deferred tax liability	16,500	-
Total current liabilities	441,476	189,237
Sponsor loan payable	2,225,000	1,725,000
Deferred underwriting commissions	7,350,000	7,350,000
Total liabilities	10,016,476	9,264,237

Commitments and Contingencies:
Common stock subject to possible redemption; $0.0001 par value; 15,821,635 shares (at redemption value of approximately $10.40 per share) as of December 31, 2019 and 15,914,128 shares (at redemption value of approximately $10.22 per share) as of December 31, 2018	164,587,185	162,649,981

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value, 60,000,000 shares authorized, 5,740,865 shares issued and outstanding (excluding 15,821,635 shares subject to possible redemption) as of December 31, 2019 and 5,648,372 shares issued and outstanding (excluding 15,914,128 shares subject to possible redemption) as of December 31, 2018	574	565
Additional paid-in-capital	1,499,910	3,437,124
Retained earnings	3,499,517	1,562,312
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$179,603,662	$176,914,219

The accompanying notes are an integral part of these financial statements.

TIBERIUS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018

General and administrative expenses	$(1,361,167)	$(668,087)
Loss from operations	(1,361,167)	(668,087)
Other income:
Interest income	3,854,255	2,687,003
Unrealized gains (losses) on marketable securities	95,617	(17,374)
Other income, net	3,949,872	2,669,629
Income before provision for income taxes	2,588,705	2,001,542
Provision for income taxes	(651,500)	(420,000)
Net income	$1,937,205	$1,581,542

Weighted average number of shares outstanding:
Basic and diluted (1)	5,666,533	5,205,676

Loss available to common shares:
Basic and diluted (2)	$(0.17)	$(0.06)

(1)	Excludes an aggregate of up to 15,821,635 and 15,914,128 shares subject to redemption at December 31, 2019 and 2018, respectively.

(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $2,889,557 and $1,917,518 for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

TIBERIUS ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2018	4,312,500	$431	$24,569	$(19,230)	$5,770

Sale of common stock to public, net of offering costs	17,250,000	1,725	161,560,945	-	161,562,670
Sale of 4,500,000 Private Placement Warrants	-	-	4,500,000	-	4,500,000
Common stock subject to possible redemption	(15,914,128)	(1,591)	(162,648,390)	-	(162,649,981)
Net income	-	-	-	1,581,542	1,581,542
Balance at December 31, 2018	5,648,372	$565	$3,437,124	$1,562,312	$5,000,001

Change in value of common stock subject to possible redemption	92,493	9	(1,937,214)	-	(1,937,205)
Net income	-	-	-	1,937,205	1,937,205
Balance at December 31, 2019	5,740,865	$574	$1,499,910	$3,499,517	$5,000,001

The accompanying notes are an integral part of these financial statements.

TIBERIUS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net income	$1,937,205	$1,581,542
Adjustments to reconcile net income to cash used in operating activities:
Interest earned in Trust Account	(3,854,255)	(2,687,003)
Unrealized (gains) losses on marketable securities held in Trust Account	(95,617)	17,374
Deferred tax expense	16,500	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other current assets	81,162	(102,225)
Changes in accounts payable and accrued expenses	230,323	153,704
Changes in income taxes receivable	35,416	(30,000)
Net cash used by operating activities	(1,649,266)	(1,066,608)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(174,225,000)
Interest income released from Trust Account for payment of taxes	902,848	450,250
Net cash provided by (used in) investing activities	902,848	(173,774,750)

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	-	169,500,000
Proceeds from Sponsor Loan	500,000	1,725,000
Proceeds from sale of Private Placement Warrants	-	4,500,000
Note payable borrowings	-	45,437
Repayment of Note payable borrowings	-	(250,000)
Advance from Sponsor	-	74,540
Repayment of Advance from Sponsor	-	(69,540)
Payment of offering costs	-	(364,311)
Net cash provided by financing activities	500,000	171,161,126

Increase (decrease) in cash	(246,418)	319,768
Cash at beginning of period	325,115	5,347
Cash at end of period	$78,697	$325,115

Cash paid for taxes	$607,000	$450,000

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting commissions	$-	$7,350,000
Initial value of common shares subject to possible redemption	$-	$161,033,395
Change in value of common shares subject to possible redemption	$1,937,204	$1,616,586

The accompanying notes are an integral part of these financial statements.

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Tiberius Acquisition Corporation (the ’‘Company’’) was incorporated in Delaware on November 18, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ’‘Business Combination’’). While it may pursue an acquisition opportunity in any business industry or sector and in any geographic region, the Company expects to focus on the U.S. based middle-market insurance sector. The Company has entered into a Business Combination Agreement with International General Insurance Holdings Ltd., as discussed in Note 8 below.

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

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business (discussed below). As used herein, ’‘Target Business’’ must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination in accordance NASDAQ listing rules. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at redemption amount and classified as temporary equity, in accordance with Accounting Standards Codification (’‘ASC’’) 480, ’‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.10 per public share ($174,225,000 held in the Trust Account divided by 17,250,000 public common shares).

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ’‘group’’ (as defined under Section 13 of the Exchange Act) will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the shares sold in the Public Offering (’‘Excess Shares’’). However, the Company would not be restricting the stockholders’ ability to vote all of their shares (including Excess Shares) for or against a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (’‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (’’SEC’’).

Liquidity

As of December 31, 2019, the Company had $78,697 in cash held outside of the Trust Account, $45,416 in interest income available from the Company’s investments in the Trust Account to pay its franchise and income taxes payable, and current liabilities of $441,476. The Sponsor has committed to provide up to an aggregate of $1,000,000 in loans to the Company, of which $500,000 has been drawn as of December 31, 2019. Based on the foregoing, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company expects that it will have sufficient resources to fund our operations until March 20, 2020, its mandatory liquidation date.

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

Loss Per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC 480, common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the years ended December 31, 2019 and 2018. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants and convertible debt, as calculated using the treasury method. For the years ended December 31, 2019 and 2018, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock, since the exercise of the warrants and conversion of debt is contingent on the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Year ended, December 31,
	2019	2018
Net income	$1,937,205	$1,581,542
Less: Income attributable to common stock subject to possible redemption	(2,889,557)	(1,917,518)
Net loss available to common shares	$(952,352)	$(335,976)

Basic and diluted weighted average number of shares	5,666,533	5,205,676

Basic and diluted loss available to common shares	$(0.17)	$(0.06)

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

Cash and cash equivalents:

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Cash and Marketable Securities held in Trust Account:

The amounts held in the Trust Account represent proceeds from the Public Offering, the Private Placement, the Sponsor Loan, and accumulated earnings thereon totaling $179,491,402, of which $179,399,102 were invested in United States treasury obligations with original maturities of six months or less. The remaining $92,300 of proceeds were held in cash and money market mutual funds. These assets can only be used by the Company in connection with the consummation of an initial Business Combination, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. During the years ended December 31, 2019 and 2018, the Company withdrew $902,848 and $450,000 to pay its tax obligations, respectively.

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

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, ’‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Use of Estimates:

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

The Company complies with the accounting and reporting requirements of ASC 740, ’‘Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal and U.S. states authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Under ASC 740, the enactment of H.R. 1, (’‘Tax Act’’) also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets and related valuation allowance are deemed to be immaterial for the period ended December 31, 2019 and 2018. The Company was required to revalue its deferred tax assets and liabilities at the new rate. There was no impact to on deferred tax assets and liabilities.

The effective income tax rate for the years ended December 31, 2019 and 2018 was 25% and 21%, respectively. The income tax expense for the year ended December 31, 2019 differs from the amount that would be expected after applying the statutory income tax rate primarily due to the non-deductibility of transactional costs incurred in connection with the proposed Business Combination with IGI.

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

NOTE 3 — PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 17,250,000 Units at a price of $10.00 per Unit, including the underwriter over-allotment of 2,250,000 units. Each Unit consists of one share of the Company’s common stock, $0.0001 par value and one redeemable common stock purchase warrant (the ’‘Warrants’’). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the 17,250,000 Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In December 2015, the Sponsor purchased 4,312,500 shares of common stock (the ’‘Founder Shares’’) for $25,000, or approximately $0.006 per share. In December 2017, the Sponsor transferred 15,000 Founder Shares to each of the Company’s independent director nominees. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ over-allotment exercise in full, no shares are currently subject to forfeiture.

The Company’s initial stockholders’ have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ’‘Lock Up Period’’). If subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or if the Company consummates a transaction after the initial Business Combination which results in the stockholders having the right to exchange their shares for cash, securities, or other property, the Founder Shares will be released from the lock-up.

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

Related Party Loans

The Company’s Sponsor loaned the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the ’‘Note’’) to cover expenses related to this Public Offering. This loan was repaid during the quarter ended June 30, 2018. Additionally, the Company’s Sponsor paid, on behalf of the Company, a total of $69,540 for costs related to the Public Offering in excess of the Note, which was repaid out of working capital during the quarter ended June 30, 2018.

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

In August 2019, we issued an unsecured promissory note in the amount of $1,000,000 to the Sponsor. As of December 31, 2019, we borrowed $500,000 under such note for working capital purposes. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may be converted into Warrants at a conversion price of $1.00 per Warrant at the Sponsor’s discretion. Each Warrant would be identical to the Placement Warrants discussed above.

Commencing March 2018, the Company agreed to pay its Chief Investment Officer $12,500 per month until the earlier of liquidation or the consummation of an initial Business Combination. The Company paid a total of $150,000 and $112,500 during the years ended December 31, 2019 and 2018, respectively. In addition, an amount of $6,250 is included in Accounts payable and accrued expenses as of December 31, 2019 and 2018, respectively.

In March 2018, the Company entered into an Administrative Services Agreement pursuant to which it pays its Sponsor, an affiliate of our Executive Chairman and our Chief Executive Officer, a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial Business Combination or liquidation, the Company will cease paying these monthly fees. The Company paid a total of $90,000 pursuant to this agreement during the year ended December 31, 2018. The Company did not pay any amounts pursuant to this agreement during the year ended December 31, 2019. As a result, an amount of $125,000 and $5,000 is included in Due to Sponsor as of December 31, 2019 and 2018, respectively.

NOTE 5 — CASH AND MARKETABLE SECURITIES IN TRUST ACCOUNT

Upon the closing of the Public Offering, the Private Placement, and the Sponsor Loan, $174,225,000 was placed in the Trust Account. At December 31, 2019, The Company’s Trust Account consisted of $92,300 of cash and money market mutual funds and $179,399,102 in United States treasury obligations with maturities of one hundred and eighty (180) days or less.

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 6 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$179,399,102	$179,399,102	$-	$-
Total	$179,399,102	$179,399,102	$-	$-

	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in United States treasury obligations held in Trust Account	$176,443,135	$176,444,135	$-	$-
Total	$176,444,135	$176,444,135	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 60,000,000 shares with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2019, there were 5,740,865 shares of common stock issued and outstanding (excluding 15,821,635 shares of common stock subject to redemption). At December 31, 2018, there were 5,648,372 shares of common stock issued and outstanding (excluding 15,914,128 shares of common stock subject to redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2019 and December 31, 2018, there were no shares of preferred stock issued and outstanding.

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

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 7 — STOCKHOLDERS’ EQUITY − (continued)

If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants or sponsor loan warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period.

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a ’‘cashless basis.’’ In determining whether to require all holders to exercise their warrants on a ’‘cashless basis,’’ its management will consider, among other factors, cash position, the number of warrants that are outstanding and the dilutive effect on stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the ’‘fair market value’’ (defined below) by (y) the fair market value. The ’‘fair market value’’ shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 8 — COMMITMENTS AND CONTINGENCIES − (continued)

Registration Rights

Pursuant to a registration rights agreement entered into on March 15, 2018, the holders of the Company’s Founder Shares, holders of the Placement Warrants and holders of any warrants issued to the sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to registration rights. The Company’s Sponsor, holders of the Placement Warrants and holders of any warrants issued to the Sponsor on conversion of the Sponsor’s loan at its discretion (and any shares of common stock issuable upon the exercise of such warrants, respectively) are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ’‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

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

Business Combination Agreement

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

Tiberius Acquisition Corporation

Notes to Financial Statements

NOTE 9 — INCOME TAX

The Company’s net deferred tax liabilities are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax (liability) asset
Unrealized (gain) loss on marketable securities	(16,500)	3,649
Deferred tax (liability) asset	$(16,500)	$3,649

The income tax provision consists of the following:

	December 31, 2019	December 31, 2018
Federal
Current	$631,351	$420,000
Deferred	20,149	-
State
Current	-	-
Deferred	-	-
Change in valuation allowance	-	-
Income tax provision expense	$651,500	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	2019	2018
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	0%	0%
Non-deductible Business Combination expenses	4%	0%
Income tax provision expense	25%	21%

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Louisiana to be a significant state tax jurisdiction.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 15, 2018, by and among the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)

1.2	Amendment to Underwriting Agreement, dated as of October 10, 2019, between Tiberius Acquisition Corporation and Cantor Fitzgerald & Co. (5)

2.1†	Business Combination Agreement, dated as of October 10, 2019, by and among Tiberius Acquisition Corporation, Lagniappe Ventures LLC in the capacity as the Purchaser Representative thereunder, International General Insurance Holdings Ltd. and Wasef Jabsheh in the capacity as the Seller Representative thereunder, and Pubco and Merger Sub upon their formation and execution and delivery of a joinder thereto. (5)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated March 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Sponsor Promissory Note, dated March 20, 2018, issued to Lagniappe Ventures LLC (1)

10.2	Letter Agreement, dated March 15, 2018, by and among the Company, its officers, directors and Lagniappe Ventures LLC. (1)

10.3	Investment Management Trust Agreement, March 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.4	Registration Rights Agreement, dated March 15, 2018, by and between the Company, Lagniappe Ventures LLC and the holders party thereto. (1)

10.5	Securities Subscription Agreement, dated December 30, 2015, among the Registrant and Lagniappe Ventures LLC. (2)

10.6	Amended and Restated Sponsor Warrants Purchase Agreement dated February 15, 2018 among the Registrant and Lagniappe Ventures LLC (2)

10.7	Form of Indemnity Agreement. (3)

10.8	Sponsor Promissory Note, dated March 28, 2018 (4)

10.9	Form of Share Exchange Agreement by and among International General Insurance Holdings Ltd., Tiberius Acquisition Corporation, the shareholder of IGI party thereto as a Seller, Wasef Jabsheh in the capacity as the Seller Representative thereunder, and Pubco upon its formation and execution and delivery of a joinder thereto. (5)

10.10	Non-Competition Agreement, dated as of October 10, 2019, by Wasef Jabsheh in favor of and for the benefit of Tiberius Acquisition Corporation, International General Insurance Holdings Ltd., upon its formation and execution and delivery of a joinder thereto, Pubco, and each of their respective present and future affiliates, successors and direct and indirect subsidiaries. (5)

10.11	Lock-Up Agreement, dated as of October 10, 2019, by and among Lagniappe Ventures LLC in the capacity as the Purchaser Representative, Wasef Jabsheh and, upon its formation and execution and delivery of a joinder thereto, Pubco. (5)

10.12	Lock-Up Agreement, dated as of October 10, 2019, by and among Lagniappe Ventures LLC in the capacity as the Purchaser Representative, Argo Re Limited and, upon its formation and execution and delivery of a joinder thereto, Pubco. (5)

10.13	Lock-Up Agreement, dated as of October 10, 2019, by and among Lagniappe Ventures LLC in the capacity as the Purchaser Representative, Oman International Development & Investment Company SAOG and, upon its formation and execution and delivery of a joinder thereto, Pubco. (5)

10.14	Letter Agreement, dated as of October 10, 2019, by and among Lagniappe Ventures LLC, Tiberius Acquisition Corporation, International General Insurance Holdings Ltd., Wasef Jabsheh, Argo Re Limited and, upon its formation and execution and delivery of a joinder thereto, Pubco. (5)

10.15	Form of Registration Rights Agreement by and among Pubco, Lagniappe Ventures LLC in the capacity as the Purchaser Representative, and the Sellers party thereto as “Investors” thereunder. (5)

10.16	Form of Amendment to Registration Rights Agreement by and among Tiberius Acquisition Corporation, Pubco, Lagniappe Ventures LLC and the other “Holders” party thereto. (5)

10.17	Form of Subscription Agreement, dated as of October 10, 2019, between Tiberius Acquisition Corporation and the subscriber named therein. (5)

10.18	Form of Subscription Agreements, dated as of October 10, 2019, between Tiberius Acquisition Corporation and each of Michael Gray, Andrew Poole and the Gray Insurance Company (5).

10.19	Waiver Agreement, dated as of October 10, 2019, between Tiberius Acquisition Corporation and Weiss Multi-Strategy Advisers LLC. (5)

10.20	Warrant Repurchase Agreement, dated as of October 10, 2019, between Tiberius Acquisition Corporation and Church Mutual Insurance Company. (5)

14.1	Code of Ethics. (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

†	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 21, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 20, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 7, 2018.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 3, 2018.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 17, 2019.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2020	Tiberius Acquisition Corporation

	By:	/s/ Michael T. Gray
	Name:	Michael T. Gray
	Title:	Chief Executive Officer and Chairman of Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael T. Gray	Chairman and Chief Executive Officer	February 7, 2020
Michael T. Gray	(Principal Executive Officer)

/s/ Bryce Quin	Chief Financial Officer	February 7, 2020
Bryce Quin	(Principal Financial and Accounting Officer)

/s/ Andrew Poole	Director	February 7, 2020
Andrew Poole

/s/ C. Allen Bradley, Jr.	Director	February 7, 2020
C. Allen Bradley, Jr.

/s/ Senator E. Benjamin Nelson	Director	February 7, 2020
Senator E. Benjamin Nelson

/s/ John D. Vollaro	Director	February 7, 2020
John D. Vollaro

/s/ John W. Hayden	Director	February 7, 2020
John W. Hayden

/s/ Michael Millhouse	Director	February 7, 2020
Michael Millhouse